Form 10KSB
period 1997-06-28
STARLOG FRANCHISE CORP
filed 1998-06-04
CIK 907435

FORM 10-KSB

                                   (Mark One)

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

            For the fiscal year ended: June 28, 1997

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from ___________ to ___________.

Commission file number: 0-22638

                          STARLOG FRANCHISE CORPORATION
              (Exact name of Small Business Issuer in Its charter)

New Jersey                                            22-32210281
(State or other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

945 Brighton Street, Union, New Jersey                07083
(Address of Principal Executive Offices)              (Zip Code)

Issuer's Telephone Number, Including Area Code:       (908) 964-2813

Securities registered under section 12(b) of the Act: None

Securities registered under section 12(g) of the Act: Common Stock, $.001 Par
                                                       Value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

YES ___  NO _X_

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $2,367,722

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sale price of such stock, as of May 1, 1997 is $359,927.

Check whether issuer has filed all documents and reports required to be filed by
Section 12, 13, 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the Court. Yes No X .

As of May 15, 1998, the Issuer had 24,237,636 shares of Common Stock, $.001 par value, outstanding.

ITEM 1.  BUSINESS

Overview

The Company is a specialty retailer of bulk candy, gifts, science fiction and fantasy memorabilia and collectibles. The Company's recently acquired candy stores are also starting to market science fiction, supernatural and gaming cards. The Company's merchandise includes products licensed under the names Star Trek(R), Star Wars(R), Batman(R), Marvel(R), and DC Comics(R), X-Files, Babylon 5 and Godzilla among many other highly recognizable titles. In addition, the Company's distribution division is an international wholesale distributor of sports cards, comics, science fiction, movie and television trading cards, gaming cards, hobby supplies and collectibles.

Background / History

The Company was started with one Starlog store in 1992 by Norman Jacobs, the founder of the Starlog Group, publisher of several science fiction and horror magazines. Its original goal was to capitalize on the steadily growing niche market for science fiction and fantasy literature, apparel and collectibles through a network of stores. In November 1993 the Company raised $5.5 million through its initial public offering. Following the offering, the Company's then management rapidly expanded its operations, opening nine stores in 15 months.

Lacking experience in retail chain operations the original management made, what can now be seen, as several critical errors. First, the Company expanded rapidly based on experience with only one store and without adequate research to determine proper store size, inventory levels, occupancy factors and start-up costs. As a result, stores opened during the first year proved to be too large, with high start-up costs and annual rent commitments which were too high to permit profitable operation. Additionally, these original stores were found to be too geographically dispersed for efficient management control. As a result, during their first fiscal year as a public company, losses were suffered totaling $3.2 million and were continuing at a rate of approximately $800,000 a quarter.

Shortly after Mr. John Fitzgerald joined the Company he recognized these problems and started taking steps to reorganize the Company. In June 1995 Mr. Fitzgerald was appointed President and Chief Operating Officer. In November 1995, the Company filed a voluntary petition for Chapter 11 Bankruptcy. While in Bankruptcy the Company was able to rid itself of its most expensive leases. In an effort to salvage some of the start-up expenses invested in the stores and to determine if they could be profitable with more favorable lease terms, the Company renegotiated much more favorable terms for the leases of eight of the stores and attempted to operate them. The Company emerged from Chapter 11 in August 1996 and secured working capital from Hope Associates, LLC. ("Hope
Associates"), which in exchange, owned at that time approximately 90% of the Company's outstanding Common Stock.

Subsequently, in November 1996 the Company's original executive management and Board of Directors resigned and were replaced by a new Board formed by Hope Associates' principals and Mr. Fitzgerald. Additionally, the founder of the Company turned in substantially all of his stock in the Company.

After a successful Chapter 11 reorganization, the Company has been able to acquire two promising and profitable businesses, KCK Corporation, in October 1997 (See "BUSINESS-KCK/Candico" below) and, and Goal Post Distributors, Inc. in June 1997 (See "BUSINESS-Goal Post" below).

Since emerging from bankruptcy, the Company closely monitored the operating results of the remaining eight Starlog Stores to determine whether, with their re-negotiated leases, they could operate profitably. The Company concluded that they could not. All but one of the Starlog stores have been closed and the last store is slated for closing June 30, 1998. (See "BUSINESS-Elimination of Unprofitable Starlog Stores" below).

Elimination of Unprofitable Starlog Stores.

After reviewing the results of the last six Starlog Stores, the Company determined in April 1998 that theses stores could not operate profitably, even with the more favorably re-negotiated terms. During the period from October 1997 through January 1998, these six stores had been suffering operating losses of more than $25,000 a month, greatly offsetting the operating profits of the Company's other divisions.

As a result, the Company closed five of six of these unprofitable stores. The last store is scheduled to close on June 30, 1998. The leases for four of these six stores were expired and the Company will have no on-going liability resulting from such closings. In the case of the store in Glendale, Arizona, and in Sacramento, California, the leases do not terminate until December 31, 1998 and September 1, 2002, respectively, and the Company is required to negotiate settlements of the outstanding balances of approximately $43,000 over eight months in the case of the Arizona store, and approximately $240,000 over 4 1/2 years in the case of the Sacramento store. Although these stores were not successful for the Company's purposes, the malls in which they are located are relatively successful and the Company believes that the liability under these two leases will be substantially mitigated or eliminated when current negotiations with the landlords are concluded.

Headquarters Cost Cutting Measures

During the beginning of 1998, the Company took various steps to reduce its corporate overhead, including the lay-off of a number of personnel. Much of this staff reduction related to personnel involved in the management of the Starlog stores which the Company closed. The Company estimates that these steps reduced annual corporate overhead by $300,000.

KCK/Candico

      Acquisition

In October 1997, the Company acquired KCK Corporation, which at that time was in Chapter 11 Reorganization. The Company took over operational control of KCK, subject to the Bankruptcy court's supervision in October of 1997 and KCK was discharged from bankruptcy in March 1998. KCK was basically a profitable operation but was in Reorganization because of lack of operating capital. In 1991, Mr. Fitzgerald had done consulting work with Candy Candy, Inc., the prior operator of the KCK stores. He ultimately became the company's COO and was the key force in the development of Candy Candy! concept. As a result of Mr. Fitzgerald's familiarity with the KCK stores and the candy industry, and the recruitment of an experienced candy buyer, Frank Crescebene, the Company was able to take steps to improve KCK's buying practices and increase gross margin by almost 8%.

      Candico Business

KCK is a retail candy company currently operating 13 stores trading under the name Candy Candy! or Candico (the "Candico Stores"). Several of these stores have been successfully operating for more than 10 years.

The typical Candico store is between 600 and 800 square feet and is located in a high traffic enclosed shopping mall. The Candico stores create visual excitement with an array of colorful candy-filled towers. Candy is an impulse purchase and this bright contemporary look creates a consumer magnetism. The stores are professionally designed and utilize creative lighting effects and proprietary acrylic fixtures to create an upbeat buying atmosphere. In-store sound systems with continuous programmed music are also an integral part of the formula. Because sales are directly proportional to mall foot traffice, prime retail locations are critical.

The Candico stores sell 300 bulk candy items, displayed in acrylic bins designed to ensure freshness and cleanliness. Bulk candy is sold with a singular pricing strategy at $7.76 per pound in most stores. This pricing formula enables the stores to enjoy a high gross margin targeted at almost 70%. The one-price concept also allows the customer to randomly shop the store and fill his bag with a wide variety of his favorite candies, promoting higher average sales per customer.

There is no typical customer as the appeal of the Candico stores and product is universal. Children and teens comprise the largest segment of customer profile; however, adults of all ages frequent the stores. A wide selection of sugar-free candies promotes destination shopping for health conscious and diabetic customers.

In additon to the bulk candy items, the Candico stores stock approximately 125 "count goods" (individual wrapped novelties such as Pop Rocks, Pez and Warheads). The typical layout includes two fixtures selling hand-made, specialty lollipops (such as Mickey Mouse pops selling for several dollars each), two fixtures selling gift and seasonal items, and a checkout counter offering a large display of non-sports gaming and trading cards.

The Candico stores average about 100,000 transactions a year with the average transaction averaging approximately $3.50. The stores are open 7 days a week (72 hours). A typical store is staffed by a manager, a lead, full time sales person, working 30 hours a week and three part time workers who, among the three, average an additional 32 hours a week. Additional staffing is required during busy times such as Christmas and Easter. Generally there are two sales persons at the store. The cost of a Candico store can range from $50,000 - $175,000 for lease improvements and equipment. Initial inventories average between $12,000 and $15,000.

There are approximately 15 major distributors of bulk candy from whom the Company can obtain product. The Company typically concentrates its purchases between two suppliers to ensure good pricing.

      Competition

The candy industry is a multi billion dollar industry with most retail sales taking place in the mass markets. Specialty candy retailing is very fragmented. It is basically divided into two segments: specialty chocolates and bulk candies.

The chocolate retail segment is very regional with such names as See's (West Coast) and Fannie Mae (Chicago, Philadelphia and Baltimore). Godiva Chocolatier, a division of Campbell Soup, with its upscale specialty chocolates and elegant packaging, operates a chain of company-owned stores located primarily in regional malls. Escalating occupancy cost and wages have rendered the full service chocolate business marginally profitable except in high traffic and high volume locations.

The bulk self-service candy segment is even more fragmented than the chocolate segment. The dominant mall retailer of bulk candy is Sweet Factory (approximately 240 stores) headquartered in San Diego. Other active companies in this field are Candy Express and Candy Headquarters. Candy Barrel, a similar concept headquartered in Reno, NV, merchandises its product in wooden barrels, rather than acrylic bins and consequently sells only wrapped and prepackaged candies.

      Plans for Expansion of Candico

The Company intends to expand its successful bulk candy operation and add to its profitability by adding selected, fast-moving items from its science fiction/fantasy/ memborabilia product line to the candy stores. The Company also intends to develop Candy Carousels which will involve, small, relatively inexpensive, easy to assemble and transport, candy kiosks. These 400 square foot octagonal "carousels" will be located in enclosed shopping malls and are designed to allow the Company to expand its operations at a far lower per site cost than traditional stores.

      Shuttlecarts/Leased Departments - More Cost Effective Alternatives

While the high overhead expense for the Starlog stores (including start-up costs, rent and personnel expenses) prevented them from being profitable, they did demonstrate the existence of a niche market and consumer demand for the Company's products. The Company intends to apply its merchandising strategy to freestanding kiosks called "Shuttlecart(R)," which will be located in the center court of malls. The Company believes that this will allow it to combine its knowledge of science fiction and fantasy products for which there is a niche market demand, with a much lower overhead than possible with stores.

The Company believes that each Shuttlecart will cost approximately $15,000 to build and $20,000 for merchandise. This compares to between approximately $223,000 and $450,00 to build a traditional store. There is a great demand from malls for viable center-court kiosks. Although lease terms vary, typically, malls request a fixed monthly rent (as low as $1,500 and as high as $4,000 in the most successful malls, with $2,500 being common) plus a percentage of sales over a base amount of sales, such as $150,000 per annum. Although leases to place kiosks in a mall may have a lengthy term (5-10 years) they typically have a "kick-out" clause allowing the tenant to leave without further obligation at the end of any year where the kiosk's sales do not meet minimum levels. The Company believes that, Shuttlecart kiosks, with their lower rental and personnel costs will be able to break even with less than $10,000 in monthly sales. This compares favorably with a traditional store format, like the stores which the Company recently closed and which the Company estimates would require over $20,000 of sales to break even.

The Company has run one three month test of its Shuttle-Cart concept in a shopping mall in Jacksonville Florida during the three month period from July through September 1997. During those three months the stores sales were: $9,100 for July, $10,857 for August and $6,732 for September. This test was financed by a third party who was interested in the possibility of running one or more Shuttlecarts for the Company on a franchise or joint venture basis, but who chose not to proceed. During the last month of test period, the mall moved the Shuttlecart to a less desirable location, and as expected by the Company, the sales dropped to unprofitable levels. The Company considered the sales achieved during this short test to be satisfactory, especially bearing in mind that July through September is not an optimal sales period in Florida. However, given the short duration of this initial test and the fact that it has not yet been repeated at other locations, this test is of limited value in predicting whether future Shuttlecarts will produce satisfactory results. The Company intends to install two more Shuttlecarts in June and July of 1998. The first will open in Monmouth Mall in Eatontown, New Jersey and substantive negotiations are underway for a second metropolitan New York location.

The Company has also developed a "leased department" concept which it will market to larger department stores and specialty retail store. The Company will build an 800+ square foot department in an existing stores that will be owned and operated by the Company. There will be a revenue sharing arrangement with the host store. Developing leased departments will enable the Company to market Company merchandise in major department and specialty stores.

Goal Post

Goal Post Distributors, Inc. ("Goal Post") is an international wholesale distributor of sports, comics, science fiction, movie & television trading cards, gaming cards, hobby supplies, collectibles and other toys. It also produces a catalog that is mailed to over 8,500 accounts worldwide.

Goal Post was founded in 1991 to service the growing market of card, comics, and collectibles shops and small to medium specialty store chains. Rapidly expanding, first reaching $1,000,000 in annual sales in 1993, Goal Post grew to service over 4,000 existing customers and $5,000,000 in sales by 1996. Goal Post was acquired by the Company at the end of June 1997.

Company Stores

In October, 1997, The Company acquired 14 KCK Stores ("Candico") of which 1 store (Princeton Market) was closed in December, 1997. The remaining 13 KCK Stores are located throughout the Eastern U.S. in Connecticut, New Jersey, Maryland, Virginia, Georgia and Florida. (See Item 2 "Properties" below for a listing of these locations and certain lease terms).

The Company at various times has opened 15 Starlog Stores and 6 Sumon/Halogram Stores, all of which have been closed, except for one Starlog store which is to be closed by June 30, 1998

Franchise Agreements

The Company has entered into a number of franchise agreements with respect to the Starlog Stores, all of which have been terminated. The Company has no present plans to enter any franchise agreements.

The Company is party to an agreement with the Starlog Group, whereby the Company was licensed to use the "Starlog" name, registered trademark, service mark and logos and in return agrees to pay the Starlog Group 3% of its gross income, less costs of goods and services. The term of the agreement is the term of the trademarks, which is ten years subject to renewal if in use. To date, based on the Company's interpretation of this Agreement, no such license fees have been paid or accrued. However no assurance can be given that the Company's interpretation would prevail if it were litigated.

The ongoing operations of the Company is contingent on the Company's ability to continue as a going concern, which should be appraised in conjunction with the Company's history of operating losses and lack of working capital. See Item 6 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS". The Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on November 13, 1995 and emerged from bankruptcy on August 28, 1996. See Item 3 "LEGAL PROCEEDINGS".

Norman Jacobs, the Company's former Chairman of the Board, had been the Chairman of the Board of Starlog Group, Inc. ("Starlog Group"), since 1976. Starlog Group publishes and distributes more than 20 magazines, certain of which have been sold in Starlog Stores, and also sold elsewhere on terms no more favorable than available to Starlog Stores. The Company has licensed the use of the trademark "Starlog" from Starlog Group in exchange for an ongoing license fee, but has no other agreements with such related party. All Starlog Stores, either franchised or Company Stores were opened under the trademark, logos and service marks licensed from Starlog Group. All such stores have been or are slated to be closed. The Company's board of directors and the requisite percentage of the Company's shareholders have agreed to amend the Company's Certificate of Incorporation so as, among other things, to change its name to "Retail Entertainment Group, Inc.".

(b) Financial Information about Industry Segments

From inception through the Period ended June 28, 1998, the Company and its subsidiaries have operated in the same industry segment.

Employees

As of May 1, 1998, the Company had 74 employees. This includes the Company's President, an MIS Manager, 1 Operations Manager, 2 warehouse assistants, 1 MIS assistant, 2 merchandising managers/buyers, 1 staff accountant, and 65 retail store employees; of which 27 employees are full time and 47 employees are part time. In addition the Company has 1 temporary employee working in the Corporate Headquarters.

ITEM 2.  PROPERTIES

The Company's executive offices and distribution center were relocated in April, 1995, from 2 separate facilities in New Jersey to a single facility in, Clearwater, Florida. By mutual agreement the lease for the Clearwater facility was terminated September 30, 1996. Effective September 30, 1996 the Company's executive offices and distribution center were relocated from Florida to a facility at 945 Brighton Street, Union, New Jersey. This facility consists of approximately 6,500 square feet leased at a monthly rental of $3,000. This lease will end on January 31, 1999. The Goal Post division's facilities are located in a 3,000 square foot rented building at 13949-9 W. Hillsborough Ave. in Tampa, Florida. This lease is for a month-to-month term and the monthly rental is $2,600.

Candico Stores

The following table sets forth the locations of the 13 KCK stores where the Company or a subsidiary currently holds a leasehold interest.


Location                                      Retail Square      Lease Termination     Minimum Monthly
                                                 Footage                                    Rent
Harbor Place, Baltimore, MD                        742                04/30/04          $5,874(1)
Crystal Mall, Waterford, CT                        646                01/31/04          $4,166-4,583(2)
Bayside Marketplace, Miami, FL                     742                09/10/01          $5,874(3)
Bridgewater Commons, Bridgewater, NJ               836                12/31/03          $6,667(4)
Tampa Bay Center, Tampa, FL                        913                04/30/01          $1,140 (5)
Rockaway Town Sq. Rockaway, NJ                     535                10/31/06          $4,458-$4904(6)
Jacksonville Landing, Jacksonville, FL             563                02/28/00          $1,072.92(7)
Woodbridge Center, Woodbridge, NJ                  889                03/31/99          $3,333.75(8)
Macon Mall, Macon, GA                              662                02/14/03          $2,917(9)
Pembroke Lakes Mall, Pembroke, FL                  700                01/31/06          $4,000(10)
Coolsprings Galleria, Franklin, TN                 893                03/15/02          $3,333(11)
Coliseum Mall, Hampton, VA                         630                06/30/00          $1,837(12
The Avenues Mall, Jacksonville, FL                 821                03/09/02          $3,417(13)

(1) Plus 10% of annual Gross Sales over $704,900, plus an annual Merchant's Association Contribution of $4,080.

(2) Plus 10% of annual Gross Sales over $500,000 for the period ending 1/31/99 and $550,000 for the balance of the lease term.

(3) Plus 8% of annual Gross Sales over a "breakpoint" which is $596,250 for the last three years of the lease ending 9/10/99.

(4)   Plus 8% of annual Gross Revenues over $1,000,000.

(5)   Plus 8% of annual Gross Sale over $200,000.

(6) Plus 10% of annual Gross revenue, a $4,253.25 environment charge, subject to adjustment.

(7) Plus 8% of annual Gross Sales in excess of $175,937, plus a Merchants' Association Contribution Rate equal to the greater of 1% of Gross Sales or $1,689 per annum.

(8)   Plus 10% of annual Gross Sales over $333,375.

(9) Plus 8% of annual Gross Sales in excess of $437,500, plus tenant's pro rata share of real estate taxes, Common Area Maintenance, Insurance, and Merchant association advertising.

(10)  Plus 8% of annual Gross Sales over $600,000.

(11)  Plus 8% of annual Gross Sales in excess of $500,000 per annum

(12) Plus 10% of annual gross receipts, plus tenants pro-rata share of Common Area Charges and Insurance charges.

(13) Plus 8% of annual Gross Sales in excess of $468,750. Plus Merchants Association Marketing Fund, Media Fund and General Promotional charges of approximately $900 per month, subject to escalation .

At various times, the Company had 15 Starlog Stores and 6 Hologram store, all of which have been closed, except for one Starlog Store which is being closed at the end of June 1998. Leases for all but 8 of the 15 Starlog Stores were rejected when the Company was in Chapter 11 (See Item 3 "LEGAL PROCEEDINGS"). All but two of the remaining 8 leases expired pursuant to their terms. In the case of the stores in Glendale Arizona, and in Sacramento, California, the leases do not terminate until December 31, 1998 and September 1, 2002 respectively, and the Company is negotiating settlements of the outstanding balances of approximately $43,000 over eight months in the case of the Arizona store, and approximately $240,000 over 4 1/2 years in the case of the Sacramento store. Although these stores were not successful for the Company's purposes, the malls in which they are located are relatively successful and the Company believes that in the absence of reaching a reasonable settlement with the landlord, the Company will be able to sublease these stores and avoid much of this expense.

In the case of the various Sumon-Halogram Store, all the leases were rejected pursuant a Chapter 11 bankruptcy petition (See Item 3 "LEGAL PROCEEDING")

ITEM 3.  LEGAL PROCEEDINGS

On November 13, 1995, Starlog Franchise Corporation and its subsidiaries filed petitions for voluntary reorganization under Chapter 11 of the United States Bankruptcy code. The petitions were filed in the Bankruptcy Division of the District Court of the United States for the Middle District of Florida. The Plan of Reorganization was filed on February 29, 1996, and subsequently amended on May 28, 1996. In July 1996 the Plan was submitted to creditors and stockholders for their vote of approval. The Company was a party to various lawsuits in connection with claims in Bankruptcy court. All of these lawsuits and claims previously outstanding were settled as unsecured claims. Approval was granted by a sufficient number of creditors and stockholders. On August 28, 1996 the Plan was confirmed by the Court and the Company emerged from bankruptcy. The major provisions of the Plan are as follows:

      Hope Associates, the secured lender, reduced its secured claims against the Company by $200,000 (leaving it a secured claim of $500,000, all of which was post-petition financing) in exchange for 18,000,000 shares of the Common Stock of the Company. The 1,676,000 shares of Common Stock of the Company whose voting rights had been assigned to the Company in care of Jack Fitzgerald by the Company's founder and Chairman of the Board, his son and former President of the Company and the former Chairman as Trustee for his daughter as inducement for the secured lender, was canceled.

      General unsecured claims received newly issued new warrants to purchase shares of the Company's Common Stock at the rate of $0.25 per share, which were distributed at the rate of one warrant for each $0.70 of claim. The remaining 30 percent of the claims of unsecured creditors (totaling $390,000) is to be paid in equal monthly installments over 60 months. Such payments are expected to commence during the third fiscal quarter of 1998.

      Common stock equity owners retained their stock but it was significantly diluted. Hope Associates, the secured lender, owned approximately 90% of the Company's outstanding stock before exercise of the creditor warrants and 86% if such warrants were exercised. The equity ownership of the "old stockholders" of the Company was diluted down, after the Chapter 11, to slightly over 9.3%. Such amount was further diluted by the shares issued to the owner of Goal Post Distributors in consideration of the Company's acquisition of that business in June 1997.

In July, 1996 the Company entered into a verbal agreement with the Master Franchisee in England, Famous Franchises, PLC, whereby the Company will convert accounts receivable of approximately $150,000, which had been previously written off, into a 50% equity holding of Famous Franchises. The original debt arose primarily from merchandise sales by the Company to the initial franchisee in Surrey, England and the franchisee in Cardiff, Wales, both of which were affiliates of Famous Franchises. Subsequently, Famous Franchises went into bankruptcy and the Company became the owner of the entire inventory and fixtures and equipment of the Cardiff store and became the Master Franchisee for the United Kingdom. Subsequently, all United Kingdom stores were closed or ceased being a Starlog franchise.

During 1996, the Company and Hope Associates engaged in negotiations with Charles Huttoe ("Huttoe") to provide financing to the Company and acquire the ownership of the shares of the Company's Common Stock owned by Hope. In
September, 1996, Huttoe, Hope Associates and its members entered into an agreement (the "Sales Agreement") pursuant to which, Huttoe was to make payments to Hope's bank and purchase the membership interests in Hope from its members, thus indirectly obtaining Hope's shares in the Company. In September, 1996 Huttoe provided working capital to the Company aggregating $650,000 prior to completion of any written agreement, and subsequently an individual who had been acting as the attorney for Huttoe, David Goldstein, stated that the agreement had been assigned to him. On October l7, 1996, a bank loan to Hope Associates in the amount of $500,000 was paid in full from an account of Goldstein's in alleged compliance with the Sales Agreement. In addition, the sum of $200,000 was deposited from Goldstein's account into escrow with an attorney for Hope for payment to the members of Hope to acquire their membership interests. However, Hope members did not transfer their membership interests in Hope to Goldstein pending receipt of evidence of the purported assignment to Goldstein of the Sales Agreement.

On November 7, 1996, the SEC filed a complaint in the U.S. District Court for the District of Columbia (the "Court") against Huttoe and others, but not including Goldstein, alleging unregistered distribution of the stock of Systems of Excellence, Inc. and manipulation of its stock price. In November 1996, the Court issued a temporary restraining order temporarily freezing assets and accounts of Huttoe and various third party accounts into which payments were made from allegedly Huttoe-controlled accounts. The order specifically covered the Company's account which received the $650,000 as well as the attorney escrow account holding the $200,000. On December 12, 1996, the SEC amended its complaint to include as "relief defendants" the Company, Hope Associates and Hope's members. The amended complaint sought to recover from the relief defendants the sums advanced by Huttoe as working capital to the Company ($650,000), the bank loan to Hope ($500,000) and the escrowed fund ($200,000). The SEC made no allegations of wrongdoing as to the Company, Hope Associates or Hope's owners. After negotiations with the SEC an agreement was reached and approved by the Company whereby the Company agreed to repay $500,000 of the $650,000 received from Huttoe (plus interest computed at the rate of 5.55% per annum) in four annual installments, the first three of which to be in the amount of $114,916, and the fourth to comprise the remaining balance of principal and interest. The first such annual installment was paid in April 1998. Hope Associate's members have also agreed to personally guarantee $250,000 of the $500,000 owed by the Company to the SEC.

The Company acquired SUMON, LLC, doing business as the Hologram Company and Lazer Wizardry, on December 31, 1996 for a combination of cash and assumption of liabilities valued at $50,000 and options to purchase common stock of the Company. The operations acquired consisted of a six store specialty retailer of holographic artwork and gifts and a wholesale distributor of holographic artwork and gifts. On February 3, 1997, the purchase price was adjusted down to zero because of certain matters that were not disclosed by the seller and SUMON, LLC filed for Chapter XI Reorganization in the Bankruptcy Court for the Middle District of Florida. Subsequently, the bankruptcy was dismissed and the company was basically liquidated. The only asset remaining was a store in Orlando, FL which has been closed.

In October 1997, the Company acquired KCK Corporation. Prior to the acquisition KCK Corporation filed a Chapter XI Bankruptcy Petition in the Federal Bankruptcy Court for the Western District of North Carolina. KCK is a retailer which owns and operated 14 candy stores under the trade name Candy Candy and Candico. The Plan of Reorganization was approved by the Court on March 19, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended June 28, 1997. The Plan of Reorganization was submitted to the stockholders in July 1996 and subsequently approved on August 28, 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDERS MATTERS

The Common Stock of the Company had previously been quoted on the NASDAQ Small Cap Market under the symbol "SIFI." The stock was removed from their listing upon the Company's filing for bankruptcy.

The following table sets forth the high and low closing bid prices of the Company's Common Stock from for the last two fiscal periods, as reported by NASDAQ. Bid quotations represent high and low prices quoted between dealers, do not reflect retail markup, markdown or commission, and do not necessarily represent actual transactions.


                                                               Sales Prices
                                                          ----------------------
                                                            High           Low
                                                          --------       -------
Fiscal Year 1996
Quarter ended September 30, 1995 ...................      $ 1 3/16       $ 11/16
Quarter ended December 31, 1995 ....................        $11/16          $3/8
Quarter ended March 31, 1996 .......................         $ 3/8          $3/8
Quarter ended June 29, 1996 ........................          $3/8          $3/8

Fiscal Year 1997
Quarter ended September 30, 1996 ...................       $ 15/16     $     .05
Quarter ended December 31, 1996 ....................        $ 9/16         $ 1/8
Quarter ended March 31, 1997 .......................          $3/8          $1/8
Quarter ended June 28, 1997 ........................         $ .58         $ .13

On May 1 1998, the closing price of the Company's Common Stock was $.19 per share.

On May 15, 1998, the Company reasonably believed it had approximately 460 beneficial holders of its Common Stock.

The Company has not paid any cash dividends on its Common Stock to date and does not anticipate paying any in the foreseeable future. The Board of Directors intends to retain earnings, if any, to support the growth of the Company's business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report.

Results of Operations

The Fiscal Year (52 Weeks) ended June 28, 1997("1997"), compared to the Fiscal Year (52 Weeks) ended June 29, 1996 ("1996") and Fiscal Year (52 Weeks) ended July 1, 1995 ("1995") follow:

The Company's revenues for 1997, 1996 and 1995 were earned from three sources: retail sales for its Company owned Starlog and Hologram Stores, franchise fees and royalties and sales of merchandise to its franchisees. During 1997, the Company owned and operated six Starlog Stores (after opening three and closing three) and acquired six Hologram stores in January 1997, compared to eight Starlog stores in 1996 and seven Starlog stores in 1995.

Total revenues for 1997 increased by 10% to $2,367,722 from $2,144,316 for 1996 and compared to $3,511,106 in 1995. Sales increased in 1997, from 1996, and decreased in 1996 from 1995 despite the operation of eight Company stores (after opening and closing 3 Company stores) during the same periods. This is partially attributable to operating smaller but more efficient stores and the Company's ability to acquire its core inventory products in 1997 sufficiently in advance of the holiday season and its inability to do so in 1996 due to negative cash flow and lack of working capital. Financing activities did provide working capital during 1997 and 1996 periods, but came too late in 1996 to take full advantage of the holiday shopping season. The Company store in Atlanta, Georgia was closed in late December 1995. The Company store at the corporate facilities in Clearwater was in operation for only eighteen weeks in the 1996 period before it was closed in early January 1996. In addition, the Company owned store in Ridgewood, New Jersey was closed in mid January 1996. There were five new Company stores opened, six Hologram stores acquired while eleven Company stores closed in 1997. In 1996 four Company stores opened and four Company stores were closed. In 1995 five Company stores opened and three Company stores were closed. There were sales of merchandise to four franchisees in 1997 and three franchisees in 1996 and 1995. Net sales for the Hologram stores totaled $288,274 since they were acquired on December 31, 1996. All of the Hologram stores have been subsequently closed.

Franchise fees and royalties earned from franchisees for 1997, 1996 and 1995 were $58,945, $61,859 and $135,199, respectively. 1997 includes fees received from franchise openings in Belfast, Northern Ireland and Oxford, England (now closed). 1996 includes fees received from the Master Franchise sold to the initial franchisee in England and fees received from the franchise in Cardiff, Wales and Bromley, England (now closed). 1995 includes $90,000 in franchise fees for the opening of Starlog franchised stores at the Arden Fair Mall, Sacramento, California ("Arden Fair"), and the Cary Towne Center, Cary, North Carolina ("Cary") and for the Surrey, England, franchise (now closed).

Consolidated Cost of sales as a percentage of sales decreased to 41% in 1997 compared with 62% for 1996 and 65% for 1995. The gross profit margin increase for 1997 is a direct result of increased margins on sales of merchandise to franchisees, ample product for sale during the holiday season and positive physical inventory counts as a direct result of selling inventory that previously had been fully reserved due to anticipated obsolescence, but never materialized. The decrease in cost of sales was offset by a $200,000 inventory reserve recorded in the fourth quarter of Fiscal 1995.

Consolidated selling, general and administrative expenses increased in 1997 to $2,913,502 from $2,784,256 for 1996 compared to $4,569,091 for 1995. There was included in 1997 $471,917 of additional S.G. & A. attributable to the SUMON/Hologram stores acquired on December 31, 1996. The decrease applicable to the Starlog stores was due to a conscientious effort to reduce costs in the 1997, 1996 and late 1995 periods, including the relocation of corporate offices and distribution center in April, 1995 from Paramus, New Jersey to Clearwater, Florida to reduce occupancy cost, the closing of two Company stores and the renegotiation of leases in all other Company stores. 1995 also included a full year's operating cost on the four company stores opened in 1994, operating cost of two new stores and an increase in the reserve for bad debts of approximately $280,000. Also contributing to the 1995 costs was the operation of a 23,500 square foot distribution facility for three quarters in 1995. The Company's selling, general and administrative expenses for 1997, 1996 and 1995 consisted primarily of salaries, rent, franchise related selling expenses, travel, telephone and utilities, professional fees, insurance, depreciation and amortization, and the selling, general and administrative expenses of the retail Starlog Stores. Consistent with its planned expansion the Company hired management personnel in several significant functional areas during 1995 and 1994 including Operations, Merchandising, Accounting/Finance, Franchise Development, and Distribution that were then cut-back in 1997 and 1996.

The Company showed a reduced consolidated loss of $1,286,771 (of which $6,865 in profits (after forgiveness of a debt of $250,000) was applicable to the period up to emergence from bankruptcy) for the 1997 period compared to loss of $2,360,493 for 1996 and a loss of $3,623,977 for 1995. The Company recorded a loss of $1,293,636 for the period subsequent to the emergence from bankruptcy from August 28, 1996 to June 28, 1997.

The 1997 period reflects draw-downs in it's previously established valuation reserves of $50,000 applicable to inventory, $428,886 applicable to usage of lease renegotiation and bankruptcy contingency reserves. This was partially offset by additions of $62,112 to the allowance for bad debts required by the bankruptcy of two franchisees in the United Kingdom. The net loss for 1996 includes a loss on disposal of property and equipment of approximately $133,000 due to the closing of two company stores and an increase of $76,000 in the provision for inventory shortages. The net loss for 1995 includes an increase in the reserve for bad debts of $280,000, an inventory valuation reserve of approximately $200,000 and a provision for lease renegotiations of $180,000.

Concurrent with the move to Florida in the fourth quarter of 1995, Management made a decision to reduce expenses in all areas, including a reduction of personnel in corporate headquarters consisting of Management, Operations, Merchandising, Accounting and Finance, MIS, Franchise Development and distribution. Personnel in these areas decreased to nine employees at the end of 1996 from seventeen in 1995. Although remaining steady for most of 1997, the number of employees in these areas have increased to seventeen during the holidays and number nine at the end of fiscal year 1997.

Liquidity and Capital Resources

The Company had a working capital deficit at June 28, 1997, of $972,488 compared to working capital deficit of $1,132,401 at June 29, 1996. The current ratio increased to .51 to 1 from .40 to 1 at June 29, 1996.

During Fiscal 1997, the Company had net cash used in operations of $1,506,541. This resulted primarily from a net loss of $1,286,771 less approximately $550,000 in non-cash expenses, including depreciation and amortization, recording of Reorganization Value in Excess of Assets Allocated, less write-downs of Trade and other Claims from the emergence from bankruptcy. Increases in inventories and decreases in accounts payable and accruals added to the decrease in cash. Net cash used in operating activities for the Fiscal 1996 period was $604,632 resulting primarily from a net loss of $2,360,493 offset by positive operating activities. The Company's expenditures for property and equipment for Fiscal 1997 were $149,378 (mainly net assets acquired of SUMON) compared to $45,694 for Fiscal 1996. On November 13, 1995, the Company (Debtor) filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Middle District of Florida. Under Chapter 11, certain claims against the Debtor in existence prior to filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. These claims are reflected in the June 29, 1996 consolidated balance sheet as "liabilities subject to compromise." The debtor received approval from the Bankruptcy Court to pay certain of its pre-petition obligations, including employee wages.

In November 1995, prior to filing petitions for relief under Chapter 11, the Company issued a $100,000 Secured Convertible Debenture with interest at 12% to Hope Associates, LLC (Hope). This debenture is secured by substantially all assets of the Company and is due on demand.

In November 1995, subsequent to filing, the Company was granted the right to obtain post-petition financing in the form of a $350,000 Secured Debenture from Hope.

In June 1996, the Secured Debenture was amended and increased to $600,000 as authorized by the Court. The amended Secured Debenture bears interest at 12%, is secured by substantially all assets of the Company and is due on demand after January 31, 1997. At June 29, 1996, $535,000 was outstanding under this amended Secured Debenture.

The United States Bankruptcy Court for the District of Florida, confirmed the Company's Plan of Reorganization (the Plan) on August 28, 1996 (the "Confirmation Date"), allowing the Company to emerge from Chapter 11 bankruptcy effective September 7, 1996 (the "Effective Date"). The Company operated under the protection of Chapter 11 following a voluntary petition for reorganization filed February 28, 1996 and amended May 29, 1996. Under the Plan, ownership of the Company is transferred largely to Hope Associates, LLC, Holders of the Company's secured debentures. The Plan provided for the issuance of 18,000,000 shares (subsequently reduced by the return of 2,000,000 shares to the Company) of common stock, distributions and new warrants to major creditors and shareholders as follows:

      Hope Associates, LLC reduced its secured claim against the Company by $200,000 in exchange for 18,000,000 shares of the Company's common stock, effectively 90 percent of the then issued and outstanding shares. After the return to the Company of 2,000,000 shares in October, 1997 Hope held 16,000,000 shares which at that time represented approximately 90% of the outstanding shares.

      Holders of allowed general unsecured claims are to be paid $390,000 (30 percent of the allowed claims) in 60 equal monthly cash installments. To date, the Company has not made cash payments on these allowed unsecured claims.

      Holders of allowed general unsecured claims received warrants to purchase shares of the Company's common stock at the rate of $0.25 per share. These new warrants were distributed at the rate of one warrant for each $0.70 of claim amounting to 940,107 shares. The remaining 30 percent of each claim is to be paid in cash as set forth above.

      Holders of the Company's old Common stock retained their stock but it was diluted by the issuance of the Company's Common stock to its secured creditor and by the potential future exercise of the new warrants, both as set forth above.

The distribution of warrants to purchase 940,107 shares of the common stock took place in October, 1997. The cash distribution is expected to commence in the third quarter of Fiscal 1998.

Additionally, upon the Effective Date of the Plan, the 1,676,000 shares of the Company's common stock, whose voting rights had been assigned to the Company's current President by it's former Chairman of the Board, were canceled.

The Chapter 11 filing was necessitated by the Company's inability to comply with payment obligations of its stores as they existed before filing the Chapter 11 petition and other obligations.

As of the Confirmation Date, the Company adopted Fresh Start Reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7 (SOP 90-7) -- "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Fresh Start Reporting resulted in material changes to the consolidated balance sheet, including valuations of assets and liabilities at fair market value and valuation of equity based on the appraised reorganization value of the ongoing business.

The Reorganization Value (the approximate fair value) of the Company is based on the consideration of many factors and various valuation methods, including discounted cash flows and price/earnings and other applicable ratios and valuation techniques believed by management and its financial advisors to be representative of the Company's business and industry. The excess of the Reorganization Value over the fair value of net assets and liabilities is reported as excess Reorganization Value and is amortized over a 15 year period at an approximate rate of $38,000 per year.

The Company acquired SUMON, LLC, doing business as the Hologram Company and Lazer Wizardry, on December 31, 1996 for a combination of cash and assumption of liabilities valued at $50,000 and options to purchase common stock. The operations acquired consisted of a six store specialty retailer of holographic artwork and gifts and a wholesale distributor of holographic artwork and gifts. On February 3, 1997, the purchase price was adjusted down to zero because of certain matters that were not disclosed by the seller and SUMON, LLC filed for Chapter XI Reorganization in the Bankruptcy Court for the Middle District of Florida. Subsequently, the bankruptcy was dismissed and the company was basically liquidated.

The Company acquired Goal Post Distributing, Inc. on June 29, 1997, a wholesale distributor of trading cards and collectibles for 4,300,000 shares of common stock of the Company included in the outstanding shares at June 28, 1997. The former owner of Goal Post Distributing purchased 2,000,000 shares of common stock of the Company for $250,000 in October, 1997 in a private placement.

KCK Corporation is a retailer which owns and operated 14 candy stores under the trade name Candy Candy and Candico. The Company acquired KCK Corporation, in October, 1997, in exchange for warrants to purchase 500,000 shares of common stock (400,000 shares at a strike price of $.25 per share if exercised by September 28, 1998 or for $.40 per share if exercised thereafter and 100,000 shares at a strike price of $0.50 a share). All warrants expire after October 1, 1999. Prior to this acquisition by the Company, KCK Corporation filed a Chapter XI Bankruptcy Petition in the Federal Bankruptcy Court for the Western District of North Carolina. KCK emerged from Bankruptcy in April 1998.

The Independent Auditors Report, which accompanies and is part of the Company's audited financial statements as of June 28, 1997 and June 29, 1996 which are included as part of this Annual Report is qualified by the following statement:
"The accompanying consolidated financial statements have been prepared assuming that Starlog Franchise Corporation and Subsidiaries will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has incurred recurring losses from operations. Although the Company's Plan of Reorganization was confirmed, the Company has not yet shown the ability to generate cash from operations. As such, this raises substantial doubt about the entity's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties."

ITEM 7.  FINANCIAL STATEMENTS

This  information  appears in a separate  section of this Report  following Part
III.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9.  DIRECTORS AND OFFICERS OF THE REGISTRANT

The Directors and officers of the Company are as follows:

Name                              Age                Position
--------------------------------------------------------------------------------
Herman Rush                        68        Co-Chairman of Board of Directors
Michael Michaelson                 74        Co-Chairman of Board of Directors
John (Jack) Fitzgerald             56        President, CEO and Director
John Savel                         44        Director
Ray Markman                        69        Director
Kevin M. VanderKelen               30        Director
Allan R. Lyons                     57        Director

Herman Rush was appointed Chairman of the Board in November of 1995. Mr. Rush, former Chairman and Chief Executive Officer of Coca-Cola Telecommunications, Inc., Senior Vice President of the Entertainment Business Sector of the Coca-Cola Company and a member of the Board of Directors of Columbia Pictures Industries, Inc. and past Chief Operating Officer of Columbia Pictures Television Group, has more than thirty years experience in executive, production and marketing positions. In 1992, Mr. Rush formed Katz- Rush Entertainment whose credits includes "The Montel William's Show" and "The Susan Powter Show." Mr. Rush began his television career in 1951. Mr. Rush was instrumental in the television packaging and network placement of such programs as "Voyage to the Bottom of the Sea", "Lost in Space", "Time Tunnel" and "Land of the Giants".

Michael Michaelson was appointed to the Board of Directors in November of 1995. Earning a BS degree at New York University in 1948, Mr. Michaelson's career has been spent in magazine publishing and direct marketing. Mr. Michaelson currently serves as a member of the Board of Directors for Metrol Tel Corporation, a publicly held company in the telecommunications field, Allied Devices Inc., a privately held precision tool company and Theater Craft Associates, a magazine publisher. Mr. Michaelson began his career with Look Magazine. He then joined Ziff-Davis where he was Vice President, Circulation Director and a member of the Board. In 1961 he became President of Franklin Square Subscription Agency, where he created the first college student multi-magazine subscription card, becoming the official agency of the National Association of College Stores under the name of Campus Subscriptions. In 1970 Mr. Michaelson sold Campus Subscriptions to Publishers Clearing House where he became Senior Vice President, Marketing. He left there in 1980 to found GAMES MAGAZINES RAINWATER ENTERPRISES, a consulting firm which has served such clients as Rodale Press, Hearst Magazines, Fairchild Publications, Meredith Publishing and the Smithsonian. From 1986 to 1989 Mr. Michaelson was Chairman of the Council on Economic Priorities. He served in the U.S. Army, 35th Infantry, 25th Division in the South Pacific as a Company Commander from 1942 to 1946, receiving a Bronze Star and Purple Heart. Mr. Michaelson earned a Bachelor of Science degree from New York University in 1948. From 1986 to 1989, Mr. Michaelson is President and owner of Rainwater Enterprises, LTD., providing publishing management and marketing consultation services. Clients have included many major publishers and communications companies, some of whom are: Rodale Press, Warner Publisher Services, Hearst Magazine, Esquire, Reed Schuster, Fairchild Publications, Meredith and the Smithsonian.

John (Jack) Fitzgerald was appointed President and Chief Operating Officer of the Company effective June 1, 1995. Previously, Mr. Fitzgerald served as Vice President and General Manager of the Company since July 1994. Prior thereto, from 1990, he owned a consulting firm which developed and implemented retail concepts such as Candy Candy Inc., The Candy Store in Baton Rouge, LA and Shop-N-Stop (Sweet 99), the bulk candy concept for K-Mart Stores. Prior thereto, from 1989, he was Chief Operating Officer and President of Candico Stores, a bulk candy specialty concept. From 1984 to 1989 he was Executive Vice President and Chief Operating Officer for J & D Brauner Butcher Block Stores. From 1974 to 1984 he was Vice President of Store Operations for Lechters.

Ray Markman was appointed to the Board of Directors of the Company in November 1995. Mr. Markman is a multi-faceted entrepreneur with a degree in journalism, advertising and economics at the University of Missouri with post graduate work at the University of Chicago. Mr. Markman has lectured at the N.Y.U. School of Management and the Kellogg Executive MBA Program at Northwestern University on Strategic Planning. He was Executive Vice President at Encyclopaedia Britannica and a senior executive at the Leo Burnett and McCann-Erickson (Division of Interpublic Group of Companies) advertising agencies. Mr. Markman was a founder of two companies that pioneered the distribution of pre-recorded video cassettes. to mass market outlets for such companies as Disney, Hanna/Barbera and the original Jane Fonda aerobic tapes. He is a member and lecturer at the Direct Marketing Association and Chairman of the Echo Awards Committee (creative marketing awards) and a contributing author for a book on direct marketing. Mr. Markman founded FIND (Foundation for Inventions and New Developments), founded FACT, an organization devoted to public economic education. He was a Director of

Chicago City Bank, founder and Director of Mayflower Life Insurance Co. and Seago Real Estate Co., which companies he helped to take public. He is currently President and founder of Life Planning Company which provides financial planning services for high net worth individuals, corporations and pension plans.

Mark Savel was appointed to the Board of Directors in November of 1995. Mr. Savel has been Director of Franchise Development since July 1994. Mr. Savel was responsible for sales training and the marketing and sales of franchises, nationally and internationally, for Starlog Franchise Corporation. Since 1978, Mr. Savel, through his development company, Majic Development Corp., (later Majic Franchise Development, LLC) was and is an area developer and franchise sales consultant for a major automotive after market franchiser. Mr. Savel has held the positions of operations manager, sales trainer, franchise area development agent and franchise sales consultant. Mr. Savel is currently a consultant to Lee Myles Associates Corporation, markets franchises for Lee Myles Transmissions in the Arizona market. Mr. Savel owns (2) Lee Myles Franchises in Arizona.

Kevin M. VanderKelen earned a BA degree in marketing and finance in 2 1/2 years from the University of Wisconsin. He started his career founding a screen printing business Body Wraps, Inc. and selling it to employees. He worked for Metropolitan Life, MetLife Securities, Inc. and VanderKelen Investment Company. He started a position as a corresponding pricing analyst for several collectible price guide magazines and includes several nationally published magazine articles to his credit. He founded Goal Post Distributing in 1991 and developed a wholesale distribution concept to service retail trading card, comic, and collectible stores. Goal Post publishes a monthly wholesale catalog and services an international base in excess of 8,000 customers that achieved sales of approximately $5,000,000.

Allan R. Lyons had been a director of the Company from August 1993 until his resignation on November 15, 1995. Mr. Lyons was reelected to serve as a director by the Board of Directors effective May 15, 1998. Allan R. Lyons, CPA, is a senior member of the firm Piaker & Lyons in Vestal New York, which he joined in 1964. Mr. Lyons is an active investor and has served on a number of Boards. He is currently a member of the Board of Directors of Franklin Credit Management Corporation, Organic Food Products, Inc., M.D. Labs and Scoreboard, Inc. Scoreboard, Inc. filed for Chapter XI bankruptcy in March 1998. Mr. Lyons is a member of the American Institute of CPAs, the New York State Society of CPA's and the International Association for Financial Planning. Mr. Lyons was the Comptroller and Finance Director of the Town of Vestal from 1970 to 1997 and is on the Board of Advisor-School of Management -Binghamton University, Treasurer and Trustee of United Health Services and a member of the Endowment Committee of the United Jewish Appeal of Broome County, New York.

All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. No fees have been paid or accrued to directors as compensation for their acting in such capacity. The Company has established an Audit Committee consisting of Allan Lyons and Michael Michaelson and a Compensation Committees, consisting of Michaelson, Rush & Lyons. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

Norman Jacobs served as Chairman of the Board of the Company since its inception in January 1993 until November 15, 1995 at which time he resigned. Steven Jacobs had served as President and Chief Operating Officer from May 1, 1992 (the inception of the Company) until March 6, 1995, at which point he resigned his position at the request of the Board of Directors. Mr. Jacobs subsequently resigned as a director of the Company on October 26, 1995. Daniel J. Simon was a director of the Company since September 1993 until his resignation on November 15, 1995.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during Fiscal 1997, Fiscal 1996 and Fiscal 1995 by the Company's Executive Officer but does not include information regarding Executive Officers with annual compensation under $100,000, except current Chief Executive Officer.

Annual Compensation

  Name and Principal                                               Other Annual
    Compensation                  Year     Salary $     Bonus $          Comp.$
--------------------------------------------------------------------------------

John (Jack) Fitzgerald            1995      $82,496         -0-          (1)
 President CEO, Director          1996      $90,525         -0-          (1)
                                  1997     $100,000         -0-          (1)

(1) Does not include the cost to the Company of the use of automobiles leased by the Company, or the cost to the Company of benefits, including premiums for life and health insurance and any other personal benefits provided by the Company to such persons in connection with the Company's business since such amounts total less than (i) $50,000 or (ii) 10% of the Executive Officer's disclosed compensation.

Mr. Steven Jacobs served as President and Chief Operating Officer until his resignation on March 6, 1995. Mr. Norman Jacobs served as Chief Executive Officer until his resignation during 1995. On March 10, 1995, Mr. Fitzgerald, Vice President and General Manager, was appointed Chief Operating Officer. On June 1, 1995, Mr. Fitzgerald was appointed President of the Company.

Contingent Stock Options Granted in Last Fiscal Year:

      Option/SAR Grants in Last Fiscal Year-Individual Grant

            (a)                       (b)                    (c)                      (d)               (e)
                                                      % of Total Options
                             Number of Securities      /SARs Granted to
                              Underlying Options      Employees in Fiscal        Exercise or Base    Expiration
           Name                /SARs Granted (#)             Year                  Price ($/Sh)         Date
----------------------------------------------------------------------------------------------------------------
  John (Jack) Fitzgerald
       President-CEO             3,000,000(1)                 75%                     $0.06            03/31/03

(1) On April 1, 1997, the Company granted Mr. Fitzgerald, President and CEO of the Company an option to acquire 3,000,000 shares of the Company's common stock until March 31, 2003. The option to acquire 1,000,000 of such shares is currently exercisable. The option to acquire the second 1,000,000 shares is exercisable only if and after the Company has $500,000 of annual net profits, before interest, taxes, depreciation and amortization ("EBITDA") and the option to acquire the remaining 1,000,000 shares will be exercisable only if and after the Company has $1,000,000 of annual net profits EBITDA. (Such number of shares and the exercise price are before adjustment in connection with a proposed 1 for 10 reverse stock split) This option was in replacement of other options previously granted to Mr. Fitzgerald.

      Mr. Kevin VanderKelen, Vice President of the Company and founder of Goal Post Distributing, Inc., acquired by the Company, has been granted an option to purchase up to 1,000,000 shares for prices ranging from $.50 to $.90 on a sliding scale over the next five years provided that certain annual gross sale projections from $5,000,000 to $9,000,000 are met. (Such number of shares and the exercise price are before adjustment in connection with a proposed 1 for 10 reverse stock split)

None of the Company's outstanding options or warrants were exercised during the Fiscal Year ended June 29, 1997 or since then, through May 15, 1998, by any of the name Executive Officers or any other parties. The Company has no long-term incentive plans.

No fees no have been paid or accrued to any directors in consideration for them acting as such.

Employment Agreements

The Company originally entered into an employment agreement with Jack Fitzgerald commencing July 11, 1994. This agreement was subsequently amended as of August 15, 1996. As amended the agreement provides for a five year term, and a salary of $100,000 per year, increasing by $10,000 a year up to $140,000, plus other benefits and a monthly car allowance of $500. In addition Mr. Fitzgerald is eligible for a discretionary bonus of up to 50% of his base salary. Under the 1996 Agreement, Mr. Fitzgerald was to receive an option to purchase, for $.06 per share, such number of shares as equals 5% of the issued and outstanding shares, each year for three years, subject to certain limitations. At the April 1, 1997 Board meeting, it was agreed to amend Mr. Fitzgerald's employment agreement as follows. Mr. Fitzgerald's base salary will be increased from $100,000 to $150,000 when the Company raises $500,000 or more in a currently proposed private placement. Mr. Fitzgerald's previously granted stock option is replaced with an option to purchase a total of 3,000,000 shares of the Company's common stock at $0.06 per shares for a period of five years, ending March 31, 2003. Under this option, 1,000,000 of such shares are immediately exercisable. The right to exercise the option with respect to the second 1,000,000 shares will be exercisable only if and after the Company achieves annual pre-tax profits of $500,000 before interest, depreciation, taxes, and amortization ("EBITDA") and the right to exercise the option with respect to the last 1,000,000 shares will be exercisable only if and after the Company achieves annual pre-tax profits of $1,000,000 EBITDA. The foregoing share number and exercise prices are without giving effect to a proposed 1 for 10 reverse stock split.

In connection with the acquisition of Goal Post, the Company entered into an employment agreement with its President, Mr. Kevin VanderKelen, dated June 29, 1997. This agreement had a term of five years and provides for annual base salary of $100,000 for the first two years, $115,000 for year 3, $120,000 for year 4 and $125,000 for year 5. This agreement also granted Mr. VanderKelen with an option to purchase a total of up to 1,000,000 shares of the Company's Common stock as follows. Mr. VanderKelen's options vest 200,000 shares per year, subject to the Goal Post division reaching gross sales of $5,000,000 for the 1st measurement year ending June 29, 1998, $6,000,000 for the 2nd measurement year ending June 29, 1999, $7,000,000 for the 3rd measurement year ending June 29 2000, $8,000,000 for the 4th measurement year ending June 29, 2001 and $9,000,000 for the 5th measurement year ending June 29, 2002. The option price is $.50 per share for the 200,000 shares which will vest if Mr. VanderKelen meets the criteria for the 1st measurement year; $0.60 for the 200,000 shares which will vest if Mr. VanderKelen meets the criteria for the 2nd measurement year; $0.70 for the 200,000 shares which will vest if Mr. VanderKelen meets the criteria for the 3rd measurement year; $0.80 for the 200,000 shares which will vest if Mr. VanderKelen meets the criteria for the 4th measurement year; and $0.90 for the 200,000 shares which will vest if Mr. VanderKelen meets the criteria for the 5th measurement year. All such share amounts and exercise prices are before adjustment for a proposed 1 for 10 reverse stock split.

At the April 1, 1998 board meeting, at which Mr. VanderKelen attended, it was agreed to modify Mr. VanderKelen's agreement as follows. Mr. VanderKelen's annual salary would be reduced to $60,000 in light of the Goal Post division's achieving lower than anticipated profitability over the last year. Should the division achieve a target of annual profit of $200,000 before taxes, Mr. VanderKelen's salary will be restored to $100,000 and Mr. VanderKelen would receive a bonus of 20% of any profit above $200,000 per annum of pre-tax profit. Additionally, Mr. VanderKelen agreed that should the division not attain the $200,000 of profit by December 31, 1998, at the Company's request, he would buy the division back for the 4,300,00 shares of the Company's stock issued by the Company in such acquisition, provided that the Company also repurchase the additional 2,000,000 shares that he bought from the Company for the $250,000 that he paid for such shares.

The Company entered into an employment agreement with Steven Jacobs commencing as of July 1, 1993 and ending on December 31, 1996. Steven Jacobs was employed as President and Chief Operating Officer and devoted all of his business time to the Company's affairs. Mr. Jacobs resigned his position on March 6, 1995. Mr.
Jacobs began receiving a salary of $80,000 per year commencing upon the completion of the Company's July 1993 Private Placement, which increased to $120,000 per annum in November 1993, following the completion of the Company's public offering. The Company entered into an employment agreement with Norman Jacobs, Steven Jacobs' father, commencing as of July 1, 1993 and ending on December 31, 1996. Norman Jacobs was employed as Chairman of the Board and Chief Executive Officer under an employment agreement which provides that he would devote at least 20% of his business time to the Company's affairs, although he devoted significantly more time to the Company. Mr. Jacobs began receiving a salary of $40,000 per year commencing upon the completion of the Company's July 1993 Private Placement, which increased to $60,000 per annum in November 1993, following the completion of the Company's public offering. Due to the Company's financial problems, Mr. Jacobs waived payment of his salary from February, 1995 and resigned November 15, 1995.

Stock Option Plan

In July 1993, the Board of Directors and stockholders of the Company adopted the 1993 Employee Stock Option Plan (the "Option Plan") providing for the grant of stock options to employees (including officers) of the Company, its subsidiaries, independent contractors, consultants and other individuals, to purchase an aggregate of 200,000 Common Shares. In October, 1993 the Board of Directors and stockholders of the Company adopted the Directors Option Plan (the "Directors Plan") providing for the grant of stock options to Directors of the Company to purchase an aggregate of 60,000 Common Shares. The Company granted options to purchase a total of 140,000 shares under the Option Plan at prices ranging from $4.00 to $5.50, and options to purchase 22,500 shares under the Directors plan for $5.50 a share.

Pursuant to the Plan of Reorganization the 1993 Stock Option Plan, the Directors Stock Option Plan and options outstanding thereunder were canceled. The options granted to Mr. Fitzgerald and Mr. VanderKelen since the reorganization are not pursuant to any plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables sets forth certain information regarding the beneficial ownership of the Company's common stock as of May 1, 1998 by (i) each person known by the Company to own beneficially 5% or more of any class of the Company's voting stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers of the Company as a group. All percentages in this section were calculated on the basis of outstanding securities plus securities deemed outstanding under Rule 13d-3 of the Exchange Act.

       Name and Address of              Shares of Common          Percentage of
        Beneficial Owner                   Stock Held              Shares Held
      --------------------------------------------------------------------------

      Hope Associates, LLC(1)(2)          16,000,000(2)                66.01%
      c/o Michael Michaelson
      135 E. 71st St., Apt. 3A
      New York, NY 10021

      Kevin VanderKelen(1)(3)                 6,558,000                27.06%
      Goal Post Distributing, Inc.
      13949-9 W. Hillsborough
      Tampa, FL 33634

(1) Shares outstanding are calculated without giving effect to a proposed 1 for 10 reverse stock split.

(2) Hope Associates LLC is a limited liability company owned and controlled by the following Directors of the Company: Michael Michaelson and Herman Rush each own approximately 25.833% of Hope Associates; Ray Markman and Mark Savel each own approximately 17.222% of Hope Associates; and Allen Lyons owns the remaining 13.89% of Hope. This does not include a Warrant to be granted to Hope Associates, in consideration for Hope Associates assuming $2,000,000 of the Company's debt, which Warrant will allow Hope Associates to purchase 500,000 shares (after the reverse stock split) for $1.25 per share. (See Item 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS") If such Warrant were included, Hope Associates' percentage would be 71.82%.

 (3) Includes 153,000 shares owned by Mr. VanderKelen's wife. Does not include 1,000,000 shares reserved for issuance upon the exercise of options to purchase Common Stock at a price of $0.50-$0.90 per share granted to Mr. VanderKelen pursuant to his employment agreement with the Company. All of such options are subject to the Goal Post division achieving levels of revenues substantially above current levels.

DIRECTORS AND EXECUTIVE OFFICERS

                                              Shares of Common     Percentage of
Name of Director or Executive Officer            Stock Held         Shares Held
--------------------------------------------------------------------------------

Jack Fitzgerald(1)(2)
President, CEO, Director                          1,000,000              3.96%

Kevin M. VanderKelen(1)(3)
President Goal Post, Director                     6,558,000             27.06%

Mark  Savel(1)(4)(9)
Director of Franchise Development
and Director                                      2,755,557             11.37%

Herman Rush(1)(5) (9)
Co-Chairman of the Board                          4,133,334             17.05%

Michael Michaelson(1)(6) (9)
Co-Chairman of the Board                          4,133,334             17.05%

Ray Markman(1)(7) (9)
Director                                          2,755,557             11.37%

Allan R Lyons
Director                                          2,222,218              9.17%

ALL DIRECTORS AND OFFICERS AS A GROUP
(SIX PERSONS) (9)                                23,558,000             92.04%
--------------------------------------------------------------------------------

(1) All shares expressed without giving effect to a proposed 1 for 10 Reverse Stock Split. Based on a total number of outstanding shares of 24,237,636, prior to reverse stock split and 1,000,000 shares subject to options which were exercisable on May 1, 1998. Does not include a Warrant issued to Hope Associates, in consideration of Hope's assumption of $2,000,000 of the Company's liability , to purchase 500,000 shares (after giving effect to the proposed reverse stock split) at $1.25. (See Item 12 "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

(2)   Includes 1,000,000 shares pursuant to currently exercisable options.

(3) Includes 4,300,000 shares received in June 1997 in connection with the sale to the Company of the assets of Goal Post Distributors, Inc., 2,000,000 shares purchased by Mr. VanderKelen from the Company for $250,000, 105,000 shares purchased by Mr. VanderKelen and 153,000 shares purchased by Mr. VanderKelen's wife in the open market, Does not include 1,000,000 shares reserved for issuance upon the exercise of options to purchase Common Stock at a price of $0.50-$0.90 per share granted to Mr. VanderKelen pursuant to his employment agreement with the Company. All of such options are subject to the Goal Post division achieving levels of revenues substantially above current levels.

(4) Based on Mr. Savel's approximately 17.222% interest in Hope Associates which owns 16,000,000 shares

(5) Based on Mr. Rush's approximately 25.833% interest in Hope Associates which owns 16,000,000 shares

(6)   Based  on  Mr.  Michaelson's   approximately   25.833%  interest  in  Hope
      Associates which owns 16,000,000 shares.

(7) Based on Mr. Markmam's approximately 25.833% interest in Hope Associates which owns 16,000,000 shares.

(8) Based on shares held by Mr. VanderKelen, a currently exercisable option held by Mr. Fitzgerald and the shares held by Hope Associates. If the warrant to purchase 500,000 shares (after the proposed reverse stock split) were included the percentage held by all Officers and Directors as a group, as of May 1, 1998 would be 96.45%.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company's founder and former Chairman of the Board, his son and former President of the Company and the former Chairman, as Trustee for his daughter, assigned the voting rights for 1,676,000 shares of the Company's Common Stock to the Company in care of Jack Fitzgerald, the current President of the Company. These shares were subsequently canceled as of the Effective Date of the Reorganization Plan.

In connection with the bankruptcy reorganization of the Company, 18,000,000 shares of Common Stock were issued to Hope, resulting in the beneficial ownership of a majority of the Company's Common Stock by certain present officers and directors. Hope subsequently surrendered 2,000,000 of its shares to the Company reducing its holdings to 16,000,000 shares.

In connection with the acquisition of the assets of Goal Post Distributing Inc. in June 1997, 4,300,000 shares of Common Stock were issued to Kevin VanderKelen, and in connection with an employment agreement with Mr. VanderKelen the Company granted Mr. VanderKelen an option to acquire up to 1,000,000 additional shares, subject to the Goal Post Division reaching certain revenue goals (See Item 11 "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT"). Additionally, Mr. VanderKelen acquired an additional 2,000,000 of the Company's shares from the Company at about the time of the Goal Post acquisition for $250,000. At about the same time, Mr. Vanderkelen acquired 105,00 shares, and his wife acquired 153,000 shares of the Company's stock in the open market.

The members of Hope Associates had personally guaranteed a line of credit from BSB Bank & Trust Co. to the Company in the amount of $2,000,000. Hope Associates LLC has agreed to and is in the process of causing its members to assume the total obligation for the $2,000,000 BSB loan, thus removing it from the balance sheet of the Company. After this assumption, the Company will not be a party to the loan nor will it have any guarantee or liability. In consideration for such assumption, the Company will pay a monthly fee to Hope Associates in the amount of the monthly interest (approximately $20,000 a month) that is payable to the bank on the loan and grant the members of Hope Associates Warrants to purchase, until May 3, 2003, 500,000 shares of the Company's common stock (after giving effect to a proposed reverse stock split) for $1.25 per share.

In April 1998, various of the Directors have made the Company bridge loans totaling $146,266 as follows: Mr. Rush $39,974, Mr. Michaelson $39,974, Mr. Lyons $21,492, Mr. Markman $26,650, Mr. VanderKelen, $18,000. Such loans are evidenced by demand notes and bear 10% interest. It is intended that such loans be repaid from the proceeds of a proposed private placement of the Company's Common Stock. Additionally, Mr. Rush loaned the Company $100,000 in March 1997 which is still outstanding. Rainwater Enterprises Ltd., a company owned by Mr. Michaelson, loaned the Company $100,000 in February 1997, which has been repaid.

From time to time the Members of Hope Associates, LLC have made direct loans to the Company or have personally guaranteed working capital loans by outside banking facilities to the Company on terms no less favorable to the Company than could have been obtained from unrelated third parties, if such funds would have been available at all considering the Company's financial circumstances.

Compliance with 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Officers, Directors and persons who own more than ten percent of a registered class of the Company's equity securities, to filed reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and ten percent shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on the Company's copies of such forms received or written representations from certain reporting persons that no Form 5's were required for those persons, the Company believes that, during the time period November 10, 1993 to June 28, 1997, all filing requirements applicable to its Officers, Directors and greater than ten percent beneficial owners were complied with.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits

The following is a complete list of exhibits which are incorporated herein or filed herewith as part of this Report.

                                                              Filed Herewith (X)
                                                              or Incorporated By
No.                                         Exhibit                Reference
--------------------------------------------------------------------------------

3.1    Certificate of Incorporation of the Registrant.                 (1)

3.2    By-Laws of the Registrant, as amended.                          (1)

3.3    Certificate of Incorporation of SF Stores, Inc.                 (1)

3.4    By-Laws of SF Stores, Inc.                                      (1)

4.1    Form of Representative's Warrants.                              (1)

4.2    Form of Representative's Consulting Agreement.                  (1)

4.3    Form of 10%  Convertible  Subordinated  Promissory Note         (1)
       due July 2000 to private investors.

4.4    Form  of  lock-up   agreement   between  the  Company's         (1)
       shareholders and the Underwriter.

10.1   Registrant's   1993  Employee  Stock  Option  Plan,  as         (1)
       amended.

10.2   Employment Agreement dated as of June 22, 1993, between         (1)
       the Registrant and Steven Jacobs, as amended.

10.3   Employment Agreement dated as of June 22, 1993, between         (1)
       the Registrant and Norman Jacobs, as amended.

10.4   Lease  Agreement  between  the  Registrant  and Paramus         (2)
       Investment  Venture  for  the  Registrant's   executive
       offices in Paramus, New Jersey.

10.5   Master Franchise  Agreement  between the Registrant and         (3)
       Famous Franchises, PLC dated as of August 23, 1995.

10.6   Lease  Agreement  between  SF  Stores,  Inc.  and  Jane         (1)
       Milanos  for  the  Company  Store  at 181 E.  Ridgewood
       Avenue, Ridgewood, New Jersey.

10.7   Form of Franchise Agreement of Registrant.                      (1)

10.8   Lease  Agreement  between the  Registrant  and James T.         (3)
       Paul for office, distribution, and retail space at 10855 US Highway 19 North, Clearwater, Florida 34624.

10.9   Agreement to Modify Lease  between SF Stores,  Inc. and         (3)
       Jane Milanos for the Company Store at 181 E.  Ridgewood
       Avenue, Ridgewood, New Jersey.

10.10  Employment  Agreement  dated as of July 1, 1994 between         (3)
       the Registrant and Jack Fitzgerald.

10.11  Trademark  License Agreement dated July 1, 1992 between         (1)
       Starlog Group International, Inc. and SF Stores, Inc.

10.12  Trademark  License Agreement dated as of August 1, 1993         (1)
       as amended,  between Starlog Group International,  Inc.
       and Starlog Franchise Corp.

10.13  Contribution  Agreement  dated  as of  August  1,  1993         (1)
       between the Shareholders of SF Stores, Inc. and the Registrant.

10.14  Promissory  Note  of the  Registrant  in the  principal         (1)
       amount of $150,000 payable to Norman Jacobs.

10.15  Debtors' First Amended Disclosure Statement Pursuant to         (3)
       Section 1125 of the Bankruptcy Code date May 29, 1996 by Registrant.

10.16  Letter Agreement dated January 31, 1996 between Starlog         (3)
       Of Arlington, Inc. and Parks At Arlington, L.P. for The
       Parks at Arlington.

10.17  Lease dated October 14, 1993 for Garden State Plaza.            (1)

10.18  Directors Stock Option Plan.                                    (1)

10.19  Lease dated  March 1994  between  Hollywood  Associates         (2)
       L.P. and the Registrant for warehouse facilities at Hollywood Park, Fairfield, New Jersey.

10.20  Lease between Starlog of Minneapolis,  Inc. and Mall of         (2)
       America Company for the Mall of America.

10.21  Lease between Starlog of UAtlanta, Inc. and Underground         (2)
       Festival, Inc. for Underground Atlanta.

10.22  Lease between  Starlog of Arrowhead  Phoenix,  Inc. and         (2)
       New River Associates for Arrowhead Town Center.

10.23  Lease between Starlog of Fox Valley,  Chicago, Inc. and         (2)
       LaSalle National Trust, N.A. for Fox Valley Center.

10.24  Lease between  Starlog of Arlington,  Inc. and Parks at         (2)
       Arlington, L.P. for The Parks at Arlington.

10.25  Lease Amendment dated February, 1996 between Starlog Of         (3)
       Fox Valley,  Inc. and LaSalle National Trust,  N.A. for
       Fox Valley Center.

10.26  Lease  Amendment  dated May 7, 1996 between  Starlog of         (3)
       Minneapolis,  Inc. and Mall of America  Company for the
       Mall of America.

10.27  Lease  dated  June 4, 1996  between  Starlog  Franchise         (3)
       Corporation, Inc. and Sheila Robbins, Trustee, for office and warehouse facilities in Union, New Jersey.

10.28  Second  Amendment  to Lease dated July 19, 1996 between         (3)
       Starlog  of  Arrowhead  Phoenix,  Inc.  and  New  River
       Associates for Arrowhead Town Center.

10.29  Lease  Agreement  dated March 1, 1996  Between  Starlog         (3)
       Franchise Corporation,  Inc. and Arden Fair Associates,
       L.P. for Arden Fair.

10.30  Agreement  dated March 31, 1996 between the  Registrant         (3)
       and Famous Franchises

10.31  Agreement  dated July 15, 1996  between the  Registrant         (3)
       and Famous Franchises, PLC

10.32  Secured  Debenture dated November 27, 1996 for $350,000         (3)
       between the Registrant. and The Hope Group.

10.33  Notice of Confirmation of Plan of Reorganization  dated         (3)
       August 28, 1996.

10.34  Notices of Commencement of Case Under Chapter 11 of the         (3)
       Bankruptcy Code dated November 13, 1995.

10.35  Agreement   of   Asset    Acquisition   and   Corporate          X
       Reorganization   dated  June  28,   1997   between  the
       Registrant and Goal Post Distributing, Inc.

10.36  Employment  Agreement  made as of June 29, 1997 between          X
       the Registrant and Kevin M. VanderKelen

10.37  Employment Agreement made as of August 15, 1998 between          X
       the Registrant and John (Jack) J. Fitzgerald.

10.38  Purchase  of  Corporation  Through Stock Purchase dated          X
        September  28, 1997  between  the  registrant and  KCK
        Corporation

10.39  Orders  dated   November  26,  1997  of  United  States          X
       District   Court   for  the   District   of   Columbia,
       incorporating agreements relating to repayment of sums received from Charles O. Huttoe

22.1   Subsidiaries of Registrant                                       X

(1) Incorporated by reference from the Company's Registration Statement on Form SB-2 for November 10, 1993 (No. 33-68692-NY).

(2) Incorporated by reference from the Company's Annual Report on Form 10K- SB for the Fiscal year ended June 30, 1994.

(3) Incorporated by reference from the company's Annual Report on Form 10K-SB for the Fiscal year ended June 29, 1996.

Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the period ended June 28, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 1998

STARLOG FRANCHISE CORPORATION

BY:  /s/John Fitzgerald                       May 29, 1997
   -------------------------------            ---------------------------
         John (Jack) Fitzgerald               Date
         President, CEO & CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/John Fitzgerald             President,  Chief Executive    Date: May 29, 1998
--------------------------     Officer and Director
John (Jack) Fitzgerald

/s/ Michael Michaelson         Director                       Date: May 29, 1998
--------------------------
Michael Michaelson

/s/ Herman Rush                Director                       Date: May 29, 1998
--------------------------
Herman Rush

/s/ Ray Markman                Director                       Date: May 29, 1998
--------------------------
Ray Markman

/s/ Mark Savel                 Director                       Date: May 29, 1998
--------------------------
Mark Savel

/s/ Kevin VanderKelen          Director                       Date: May 29, 1998
--------------------------
Kevin VanderKelen

/s/ Allan R. Lyons             Director                       Date: May 29, 1998
--------------------------
Allan R. Lyons

                          STARLOG FRANCHISE CORPORATION
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                         June 28, 1997 and June 29, 1996
                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report

The Board of Directors
Starlog Franchise Corporation:

We have audited the accompanying consolidated balance sheet of Starlog Franchise Corporation and Subsidiaries as of June 28, 1997 and June 29, 1996, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, Starlog Franchise Corporation's (Company) Plan of Reorganization was confirmed on August 28, 1996, and became effective on September 7, 1996. The Company implemented the guidance as to the accounting for entities emerging from Chapter 11 as set forth in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("Fresh Start Reporting") as of September 7, 1996. The impact of this Fresh Start Reporting is presented in Note 2. The implementation of Fresh Start Reporting as a result of the Company's emergence from Chapter 11 materially changes the amounts reported in the consolidated financial statements of the Company as of and for the period ending subsequent to August 28, 1996. As a result of the reorganization and the implementation of Fresh Start Reporting, assets and liabilities were recorded at fair values and outstanding obligations relating to the claims of creditors were discharged primarily in exchange for cash and equity. The accompanying consolidated financial statements as of June 29, 1996 and for the year then ended does not give effect to the adjustments that were made as a result of the Company's subsequent reorganization and emergence from Chapter 11.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Starlog Franchise Corporation and Subsidiaries at June 28, 1997 and June 29, 1996, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Starlog Franchise Corporation and Subsidiaries will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has incurred recurring losses from operations. Although the Company's Plan of Reorganization was confirmed, the Company has not yet shown the ability to generate cash from operations. As such, this raises substantial doubt about the entity's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

May 5, 1998

                          STARLOG FRANCHISE CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                         June 28, 1997 and June 29, 1996

                                     ASSETS

                                                   June 28, 1997   June 29, 1996
                                                   -------------   -------------
                                                                     (Debtor-in-
                                                                     Possession)
Current assets:
  Cash                                                  $131,720         305,527
  Accounts receivable, net of
    allowance for doubtful accounts
    of $7,000 and $2,000 for 1997
    and 1996, respectively                                50,461              21
  Inventories, net of reserves of
    $420,000 and $203,000 for 1997
    and 1996, respectively                               793,417         419,436
  Prepaid expenses and other
    current assets                                        17,632          21,629
                                                     -----------       ---------

                   Total current assets                  993,230         746,613

Property and equipment, net                              690,528         833,808
Organization costs, less accumulated
  amortization of $45,000 for 1996                          --            22,740
Reorganizational value in excess of
  amounts allocated to identifiable
  assets, net                                            543,986            --
Other assets                                              13,875          10,987
                                                     -----------       ---------

                                                     $ 2,241,619       1,614,148
                                                     ===========       =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                   June 28, 1997   June 29, 1996
                                                   -------------   -------------
                                                                     (Debtor-in-
                                                                     Possession)

Liabilities not subject to compromise:
Current liabilities:
  Note payable to bank                               $   500,000           --
  Notes payable - affiliates                             510,000        625,000
  Current portion of long-term debt                      152,820           --
  Accounts payable and accrued expenses                  596,466        752,102
  Other liabilities, including
    restructuring reserves                               206,432        501,912
                                                     -----------     ----------

                   Total current liabilities           1,965,718      1,879,014

Long-term liabilities:
  Long-term debt                                         653,180           --
  Other                                                     --           15,683

Liabilities subject to compromise:
  Unsecured notes payable to stockholder                    --          153,000
  Trade and other miscellaneous claims                   316,507      1,147,000
                                                     -----------     ----------

                   Total liabilities                   2,935,405      3,194,697
                                                     -----------     ----------

Stockholders' deficit:
  Common stock, $.001 par value; authorized
    40,000,000 shares, issued and outstanding
    24,237,636 and 3,613,636 shares for 1997
    and 1996, respectively                                24,238          3,614
  Additional paid-in capital                             575,612      7,636,711
  Accumulated deficit                                 (1,293,636)    (9,220,874)
                                                     -----------     ----------

                   Net stockholders' deficit            (693,786)    (1,580,549)
                                                     -----------     ----------

                                                     $ 2,241,619      1,614,148
                                                     ===========     ==========

See accompanying notes to consolidated financial statements.

                          STARLOG FRANCHISE CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                   Years Ended June 28, 1997 and June 29, 1996

                                                   June 28, 1997   June 29, 1996
                                                   -------------   -------------
                                                                     (Debtor-in-
                                                                     Possession)

Net sales                                           $  1,895,106      1,725,668
Franchise fees and royalty revenue                        58,945         61,859
Sales to franchisees                                     413,671        356,789
                                                    ------------     ----------

    Total revenues                                     2,367,722      2,144,316

Cost of sales                                            970,394      1,324,195
Selling, general and administrative                    2,913,502      2,784,256
                                                    ------------     ----------

Loss from operations                                  (1,516,174)    (1,964,135)

Other income (expense):
    Interest and other income                             13,691          1,841
    Interest expense                                     (70,125)       (40,329)
    Loss on asset disposal                              (114,163)          --
    Provision for lease renegotiations                      --          (74,954)
                                                    ------------     ----------

              Loss before reorganization
                items and extraordinary
                item                                  (1,686,771)    (2,077,577)

Reorganization items                                     250,000       (282,916)
                                                    ------------     ----------

              Loss before extraordinary
                item                                  (1,436,771)    (2,360,493)

Gain on extinguishment of debt                           150,000           --
                                                    ------------     ----------

              Net loss                              $ (1,286,771)    (2,360,493)
                                                    ============     ==========

Portion of income applicable to
  period up to emergence from
  bankruptcy                                        $      6,865           --

Portion of loss applicable to
  period subsequent to emergence
  from bankruptcy                                   $ (1,293,636)          --

Basic net loss per common share                     $       (.05)          (.65)
                                                    ============     ==========
Basic weighted number of common
  shares outstanding                                  24,237,636      3,613,636
                                                    ============     ==========
Diluted net loss per common share                   $       (.05)          (.65)
                                                    ============     ==========
Diluted weighted number of common
  shares outstanding                                  24,237,636      3,613,636
                                                    ============     ==========

See accompanying notes to consolidated financial statements.

                          STARLOG FRANCHISE CORPORATION
                                AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Deficit

                   Years Ended June 28, 1997 and June 29, 1996


                                                   Common Stock
                                                   ------------
                                                              Par        Additional                      Net
                                               Number of     Value        Paid-In     Accumulated   Stockholders'
                                                Shares       Amount       Capital       Deficit       Deficit
                                               ---------    --------     ----------   -----------   ------------

Balances at July 1, 1995                       3,613,636    $  3,614     7,636,711    (6,860,381)      779,944

Net loss                                            --          --            --      (2,360,493)   (2,360,493)
                                             -----------    --------    ----------    ----------    ----------

Balances at June 29, 1996
  (Debtor-in-Possession)                       3,613,636       3,614     7,636,711    (9,220,874)   (1,580,549)

Cancellation of founders' stock               (1,676,000)     (1,676)       (4,606)         --          (6,282)

Conversion of debt into stock                 18,000,000      18,000       182,000          --         200,000

Net income prior to emergence
  from bankruptcy                                   --          --            --           6,865         6,865

Recapitalization at date of
  emergence from bankruptcy                         --          --      (7,609,883)    9,214,009     1,604,126

Issuance of common stock at
  $.09/share for Goal Post
  Distributing, Inc.
  acquisition                                  4,300,000       4,300       371,390          --         375,690

Net loss subsequent to emergence
  from bankruptcy                                   --          --            --      (1,293,636)   (1,293,636)
                                             -----------    --------    ----------    ----------    ----------

Balances at June 28, 1997                     24,237,636    $ 24,238       575,612    (1,293,636)     (693,786)
                                             ===========    ========    ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

                          STARLOG FRANCHISE CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                   Years Ended June 28, 1997 and June 29, 1996

                                                   June 28, 1997   June 29, 1996
                                                   -------------   -------------
                                                                     (Debtor-in-
                                                                     Possession)
Cash flows from operating activities:
    Net loss                                         $(1,286,771)    (2,360,493)
    Adjustments to reconcile net
      loss to net cash from
      operating activities:
        Depreciation and amortization                    443,093        239,627
        Increase in provision for losses
          on accounts receivable                           5,000       (387,941)
        Increase in provision for
          inventory shortages                            216,541         76,361
        (Gain) loss on disposal of
          property and equipment                        (114,163)       132,944
        Changes in operating assets
          and liabilities:
          (Increase) decrease in
             accounts receivable                         (55,440)       411,760
          (Increase) decrease in
             inventories                                (590,522)       569,610
          Decrease (increase) in
             prepaid expenses
             and other current assets                      3,997        (11,050)
          (Decrease) increase in accounts
             payable and accrued expenses               (149,303)       489,623
          Decrease in deferred rent                         --          (86,985)
          (Decrease) increase in other
             liabilities                                (295,480)       321,912
          Increase in trade and other
             miscellaneous claims                        316,507           --
                                                     -----------     ----------

                   Net cash used in
                     operating activities             (1,506,541)      (604,632)
                                                     -----------     ----------

Cash flows from investing activities:
    Purchases of property and equipment                 (149,378)       (45,694)
    Decrease in restricted cash                             --           10,000
    (Increase) decrease in other assets                   (2,888)         6,728
                                                     -----------     ----------

                   Net cash used in
                     investing activities               (152,266)       (28,966)
                                                     -----------     ----------

Cash flows from financing activities:
    Proceeds from issuance of notes
      payable - Pre-petition                                --          100,000
    Proceeds from issuance of
      notes payable - Post-petition                       75,000        525,000
    Proceeds from Huttoe financing                       650,000           --
    Proceeds from note payable - bank                    500,000
    Proceeds from notes payable -
      affiliates                                         260,000           --
                                                     -----------     ----------

                   Net cash provided by
                     financing activities            $ 1,485,000        625,000
                                                     -----------     ----------

                                                                     (continued)

See accompanying notes to consolidated financial statements.

                          STARLOG FRANCHISE CORPORATION
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows - Continued

                   Years Ended June 28, 1997 and June 29, 1996

                                                   June 28, 1997   June 29, 1996
                                                   -------------   -------------
                                                                     (Debtor-in-
                                                                     Possession)

Decrease in cash                                       $(173,807)        (8,598)

Cash at beginning of year                                305,527        314,125
                                                       ---------       --------

Cash at end of year                                    $ 131,720        305,527
                                                       =========       ========

Supplemental schedule of non-cash financing activities:

During 1997, $200,000 of debt was converted into 18,000,000 shares of common stock.

During 1997, 1,676,000 shares of the Company's common stock assigned to the Company's current President from its former Chairman of the Board was canceled.

The Company's recapitalization upon emergence from bankruptcy resulted in the write-off of certain assets and liabilities, the establishment of certain assets and liabilities and the reduction of additional paid-in capital and accumulated deficit under "Fresh Start Reporting" (Note 2).

On June 28, 1997, the Company issued 4,300,000 shares of common stock at $.09/share for the acquisition of Goal Post Distributing, Inc.

Interest paid was approximately $73,000 and $22,400 for the years ended June 28, 1997 and June 29, 1996, respectively.

                          STARLOG FRANCHISE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 28, 1997 and June 29, 1996

(1)   Principal Business Activity and Summary of Significant Accounting Policies

      (a)   Principal Business Activity

            The principal business activities of Starlog Franchise Corporation and its wholly-owned subsidiaries (Company) are the franchising and owning of retail stores under the Starlog/Hologram banner, wholesale and retail distribution of novelty gift items, trading cards and collectibles. The retail Starlog/Hologram stores sell a variety of holographic artwork, science fiction and related merchandise.

      (b)   Consolidation

            The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sumon, LLC (Sumon) and Goal Post Distributing, Inc. (Goal Post). All
            significant intercompany transactions and balances have been eliminated in consolidation.

      (c)   Acquisitions

            The Company acquired Sumon on December 31, 1996, for an immaterial amount of cash, assumption of liabilities and options to purchase common stock of the Company. The operations acquired consisted of a six store specialty retailer of holographic artwork and gifts and a wholesale distributor of holographic artwork and gifts. On February 3, 1997, the purchase price was adjusted downward due to certain matters that were not disclosed by the seller which resulted in the filing of Reorganization under Chapter 11 of the United States Bankruptcy Code (Note 2).

            On June 28, 1997, the Company acquired substantially all of the assets and certain assumed liabilities of Goal Post for 4,300,000 shares of common stock valued at approximately $.09 per share (fair market value at the date of acquisition).

            Both acquisitions were accounted for under the purchase method and the results of operations of Sumon have been included in the Consolidated Statements of Operations since the date of acquisition.

      (d)   Inventories

            Inventories, consisting of finished goods, are stated at the lower of cost, determined by the first-in, first-out method, or market.

                                                                     (continued)

                         STARLOG FRANCHISE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      (e)   Depreciation and Amortization

            Depreciation and amortization of property and equipment is provided for by the straight-line method over the estimated useful lives of the related assets or life of the lease, whichever is shorter.

      (f)   Organization Costs

            Organization costs are amortized over a period of 60 months using the straight-line method. The balance of organization costs were written off during the year ended June 28, 1997 when the Company emerged from bankruptcy.

      (g)   Revenue Recognition

            Franchise fee revenue is recognized by the Company upon the commencement of operations by the franchisees. Royalty revenue is based upon a percentage of sales of franchisees. Revenue is generally recognized by the Company when sales are made by the franchisees. Revenue from the sale of products is recognized on the date the merchandise is purchased by the customer. The Company does not anticipate any franchise revenue in the future.

      (h)   Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results may differ from those estimates.

      (i)   Fair Value of Financial Instruments

            At June 28, 1997 and June 29, 1996, the carrying value of all financial instruments approximated their fair values.

      (j)   Seasonality

            The Company's sales are seasonal in nature based, in part, on gift buying during holiday periods such as Halloween and Christmas.

      (k)   Franchise Laws and Regulations

            The Company's franchise operations are subject to various franchise laws and regulations, violations of which could have an adverse effect on the Company, and are subject to risks associated with individual franchisees, including but not limited to potential significant indirect liability. The Company does not plan to have any more franchise operations in the future.

                                                                     (continued)

                          STARLOG FRANCHISE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      (l)   Reclassifications

            Certain amounts in the 1996 consolidated financial statements have been reclassified to conform with the 1997 presentation. Such reclassifications had no effect on reported net income.

      (m)   Earnings Per Share

            In the fourth quarter of fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS
            128). Under SFAS 128, basic net loss per share of common stock is computed by dividing income available to common stockholders by the weighted average number of common shares actually outstanding during the period. Diluted net loss per share of common stock presents income attributable to common shares actually outstanding plus dilutive potential common shares outstanding during the period. The Company's options and warrants were not included in computing dilutive net loss per common stock because their effects were anti-dilutive.

(2)   Petition for Relief Under Chapter 11 and Emergence

      (a)   Petition for Relief

            On November 13, 1995, the Company (Debtor) filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court (Bankruptcy Court) for the Middle District of Florida. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. These claims are reflected in the June 29, 1996 consolidated balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases and from the determination by the Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets (secured claims) also are stayed although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured by liens on the Debtor's tangible assets. The debtor received approval from the Bankruptcy Court to pay certain of its pre-petition obligations, including employee wages.

            On February 3, 1997, Sumon filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Middle District of Florida. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. These claims are reflected in the June 28, 1997 consolidated balance sheet as "liabilities subject to compromise."

                                                                     (continued)

                          STARLOG FRANCHISE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      (b)   Emergence

            The United States Bankruptcy Court for the District of Florida, confirmed the Company's Plan of Reorganization (the Plan) on August 28, 1996 (the Confirmation Date), allowing the Company to emerge from Chapter 11 Bankruptcy effective September 7, 1996 (the
            Effective Date). The Company operated under the protection of Chapter 11 following a voluntary petition for reorganization filed February 28, 1996 and amended on May 29, 1996. Under the Plan, ownership of the Company was transferred largely to Hope Associates, LLC, (Hope) holders of the Company's secured debentures. The Plan provided for the issuance of 18,000,000 shares of common stock, distributions and new warrants to major creditors and stockholders as follows:

            1. Hope reduced its secured claim against the Company by $200,000 in exchange for 18,000,000 shares of the Company's common stock, effectively 90 percent of issued and outstanding shares.

            2. Holders of allowed general unsecured claims will be paid the lesser of $390,000 or 30 percent of the allowed claims in 60 equal monthly cash installments.

            3. Holders of allowed general unsecured claims received newly issued new warrants to purchase shares of the Company's common stock at the rate of $0.25 per share. Such new warrants were distributed at the rate of one warrant for each $0.70 of claim. The remaining 30 percent of each dollar claim is to be paid in cash as set forth in 2.

            4. Holders of the Company's old Common stock retained their stock but were diluted by the issuance of the Company's Common stock to its secured creditor as set forth in 1. above and by the exercise of the new warrants in 3.

            Additionally, on the effective date of the Plan, 1,676,000 shares of the Company's common stock assigned to the Company's current President from its former Chairman of the Board was canceled.

            The Chapter 11 filing was necessitated by the Company's inability to comply with payment obligations as they existed before filing the Chapter 11 petition. During the prior year, the Company sought to renegotiate all of its store leases and attract additional equity investment or debt financing which might have allowed the Company to pay its unsecured creditors in full and provide value for existing equity holders. However, the Company was unable prior to its Chapter 11 filing to renegotiate a sufficient number of its store leases or obtain any new equity investment. The inability to meet respective payment obligations resulted in a need to restructure debt and thereby created the proximate cause of the Chapter 11 filing.

                                                                     (continued)

                          STARLOG FRANCHISE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

            Fresh Start Reporting

            As of the Confirmation Date, the Company adopted Fresh Start Reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7 (SOP 90-7) -- "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Fresh Start Reporting resulted in material changes to the consolidated balance sheet, including valuation of assets and liabilities at fair market value and valuation of equity based on the appraised reorganization value of the ongoing business.

            The Reorganization Value (the approximate fair value) of the Company was based on the consideration of many factors and various valuation methods, including discounted cash flows and price/earnings and other applicable ratios and valuation techniques believed by management and its financial advisors to be representative of the Company's business and industry. The excess of the Reorganization Value over the fair value of net assets and liabilities are reported as excess Reorganization Value and will be amortized over a fifteen year period. The approximate balance of such assets at the date of emergence from bankruptcy was $578,000.

                                                                 June 28, 1997
                                                                 -------------
            New unsecured notes                                   $   306,000
            Accumulated deficit up to September 7, 1996             9,214,000
                                                                  -----------
                                                                    9,520,000

            Less:
              Trade and miscellaneous claims canceled               1,147,000
              Unsecured notes payable to stockholder                  153,000
              Reduction in additional paid-in-capital               7,610,000
              Other miscellaneous items                                32,000
                                                                  -----------

            Total reorganization value in excess of
               amounts allocated to identifiable assets               578,000
            Less accumulated amortization                             (34,000)
                                                                  -----------
            Balance at June 28, 1997                              $   544,000
                                                                  ===========

            The following balance sheet as of September 7, 1996 (effective date of emergence) includes approximate restructuring adjustments as well as fresh start adjustments made by the Company.

                                                                     (continued)

                          STARLOG FRANCHISE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                                                                                        Adjustments to Record
                                                                                         Confirmation of Plan
                                                                                      --------------------------         Reorganized
                                                                        Pre-          Restructuring        Fresh           Balance
                                                                    Confirmation       Adjustments         Start            Sheet
                                                                    ------------      -------------        -----         -----------
Assets:
  Current assets:
     Cash                                                           $    17,516              --                --             17,516
     Accounts receivable, net                                            42,094              --                --             42,094
     Due from affiliates                                                 75,920              --                --             75,920
     Inventories, net                                                   284,396              --                --            284,396
     Prepaid expenses and other current assets                           11,885              --                --             11,885
                                                                    -----------        ----------        ----------        ---------

                Total current assets                                    431,811              --                --            431,811

  Property and equipment, net                                           799,806              --                --            799,806
  Organization costs, less accumulated
    amortization                                                         20,482              --             (20,482)            --
  Reorganizational value in excess of amounts
    allocated to identifiable assets                                       --                --             578,000          578,000
 Other assets                                                            54,865              --                --             54,865
                                                                    -----------        ----------        ----------        ---------

                                                                    $ 1,306,964              --             557,518        1,864,482
                                                                    ===========        ==========        ==========        =========

Liabilities and Stockholders' Deficit:
  Liabilities not subject to compromise:
  Current liabilities:
     Current maturities of unsecured notes
       payable                                                      $      --              49,000              --             49,000
     Accounts payable and accrued expenses                              463,043              --             (10,145)         452,898
     Other liabilities, including restructuring
       reserves                                                         331,424              --                --            331,424
     Notes payable - secured                                            450,000          (200,000)             --            250,000
                                                                    -----------        ----------        ----------        ---------

         Total current liabilities                                    1,244,467          (151,000)          (10,145)       1,083,322

  Long-term liabilities:
     Unsecured notes payable                                            300,000           257,000              --            557,000
  Liabilities subject to compromise:
     Unsecured notes payable to stockholder                             153,000          (153,000)             --               --
     Trade and other miscellaneous claims                             1,183,181        (1,183,181)             --               --
                                                                    -----------        ----------        ----------        ---------

         Total liabilities                                            2,880,648        (1,230,181)          (10,145)       1,640,322
                                                                    -----------        ----------        ----------        ---------

Stockholders' deficit:
     Common stock                                                         3,614            16,324              --             19,938
     Additional paid-in-capital                                       7,636,711           199,616        (7,632,105)         204,222
     Accumulated deficit                                             (9,214,009)             --           9,214,009             --
                                                                    -----------        ----------        ----------        ---------

         Total stockholders' deficit                                 (1,573,684)          215,940         1,581,904          224,160
                                                                    -----------        ----------        ----------        ---------

                                                                    $ 1,306,964        (1,014,241)        1,571,759        1,864,482
                                                                    ===========        ==========        ==========        =========

                                                                     (continued)

                          STARLOG FRANCHISE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          Restructuring Adjustments

            Reflects  settlement  of  liabilities  subject  to  compromise,   as
            provided by the Plan:

            - Establish new unsecured notes payable at estimated present value and classify between currently payable and long-term, as appropriate

            - Record new common stock (18,000,000 shares at $.001) and additional paid-in capital.

            -     Retire 1,676,000 outstanding shares of existing common stock.

            Fresh Start Adjustments

            - Reduce existing organization costs and record reorganizational value in excess of amounts allocable to identifiable assets and liabilities.

            - Eliminate accumulated deficit balance and additional paid-in capital.

(3)   Property and Equipment

      Property and equipment consist of the following:

                                                                                     Estimated
                                              June 28, 1997   June 29, 1996        Useful Life
                                              -------------   -------------        -----------
                                                                (Debtor-in-
                                                                Possession)

Trade show exhibition displays                    $  45,207          45,051            3 years
Computer equipment and software                     245,126         188,416          3-5 years
Furniture, fixtures and equipment                   943,991         534,490          3-7 years
Leasehold improvements                              328,251         531,100      Life of lease
                                                  ---------       ---------        or 10 years
                                                  1,562,575       1,299,057
Less accumulated depreciation

  and amortization                                  872,047         465,249
                                                  ---------       ---------

                                                  $ 690,528         833,808
                                                  =========       =========

      Depreciation and amortization totaled approximately $443,000 and $240,000 for the years ended June 28, 1997 and June 29, 1996, respectively.

                                                                     (continued)

                          STARLOG FRANCHISE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(4)   Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consist of the following:

                                                   June 28, 1997   June 29, 1996
                                                   -------------   -------------
                                                                     (Debtor-in-
                                                                     Possession)

           Accounts payable                            $ 494,919         539,612
           Accrued professional fees                      44,000          77,219
           Accrued payroll                                43,798          27,002
           Accrued taxes                                   8,685          36,406
           Deferred revenue                                 --            30,000
           Other                                           5,064          41,863
                                                       ---------         -------

                                                       $ 596,466         752,102
                                                       =========         =======

(5)   Notes Payable - Affiliates

      In November 1995, prior to filing of petitions for relief under Chapter 11, the Company issued a $100,000 secured convertible debenture with interest to Hope Associates, LLC (Hope). This debenture was secured by substantially all assets of the Company and was due on demand.

      In November 1995, subsequent to filing, the Company was granted the right to obtain post-petition financing in the form of a $350,000 secured debenture from Hope. During June 1996, the secured debenture was amended and increased to $600,000, as authorized by the Court. The amended secured debenture bears interest at 12%, secured by substantially all assets of the Company and was due on demand after January 31, 1997. During 1997, $100,000 of the secured debenture was converted into a secured convertible debenture. During the year ended June 28, 1997, the $200,000 of secured convertible debentures were converted into 18,000,000 shares of common stock in accordance with the approved plan of reorganization (Note 2).

      At June 28, 1997, $310,000 was outstanding to Hope under notes payable.

      During 1997, certain members of Hope provided $200,000 working capital financing to the Company. All amounts funded during 1997 were repaid subsequent to June 28, 1997.

(6)   Note Payable to Bank

      In December 1996, the Company obtained a $500,000 note payable from a bank. The note bears interest at 10.5% and was due December 1997. The note was subsequently renewed for six months. The note is secured by substantially all assets of the Company and is guaranteed by Hope and its members.

                                                                     (continued)

                          STARLOG FRANCHISE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(7)   Long-Term Debt

      Amounts due to unrelated entities at June 28, 1997 and June 29, 1996 consists of the following:

                                                   June 28, 1997   June 29, 1996
                                                   -------------   -------------
                                                                     (Debtor-in-
                                                                     Possession)

       Note  payable  to  Securities
       Exchange Commission due in annual
       installments through January 2002,
       with interest payable annually at 5.5%           $500,000         --

       Notes payable to unsecured creditors
       due in monthly installments through
       June 2002 with interest payable
       monthly at 12% (net of imputed interest
       of $84,000)                                       306,000         --
                                                        --------       ----

            Total                                        806,000         --

       Less current installments of
       long-term debt                                    152,820         --
                                                        --------       ----

       Long-term debt, excluding current
       installments                                     $653,180         --
                                                        ========       ====

       The annual schedule of future maturities of long-term debt are as follows:

           Fiscal Year Ending June:
           ------------------------
                    1999                               $ 152,820
                    2000                                 145,905
                    2001                                 157,954
                    2002                                 171,164
                    2003                                 178,157
                    Thereafter                              --
                                                       ---------
                                                       $ 806,000
                                                       =========

(8)   Income Taxes

      The Plan of Reorganization, approved by the United States Bankruptcy Court (Note 2), provided for the issuance of new common stock to satisfy the Company's indebtedness and resulted in an "ownership change" under Section 382 of the United States Tax Code. As a result, total usage of the Company's net operating loss carryforwards (which occurred prior to emergence from bankruptcy), noted below, will be limited to approximately $20,000 annually or $300,000 over the next 15 years. In addition, deferred deductions, described below, that become deductible for tax purposes during the five year period following the effective date of the bankruptcy are also subject to the annual limitation. Net operating carryforwards
      (NOL) and future deductions exceeding the annual limitation will expire unutilized. NOL's which resulted subsequent to emergence from bankruptcy will not be fully available for future utilization.

                                                                     (continued)

                          STARLOG FRANCHISE CORPORATION

                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      The Company accounts for income taxes pursuant to the Statement of Financial Accounting Standards No. 109. The approximate amounts of deferred assets at June 28, 1997 and June 29, 1996, respectively, resulting from temporary differences and carryforwards were as follows:

                                                   June 28, 1997   June 29, 1996
                                                   -------------   -------------
                                                                     (Debtor-in-
                                                                     Possession)

      Net operating loss carryforwards              $ 7,900,000       6,600,000
      Expenses recognized for financial
        reporting purposes not yet
        deductible:
           Provision for inventory
             shortage                                   400,000         200,000
           Other                                        200,000         300,000
                                                    -----------      ----------
                                                      8,550,000       7,100,000
           Effective federal and state
             tax rate                                        40%             40%
                                                    -----------      ----------
      Total deferred tax asset                        3,400,000       2,840,000
      Valuation allowance for deferred
        tax asset                                    (3,400,000)     (2,840,000)
                                                    -----------      ----------

      Net deferred tax asset                        $      --              --
                                                    ===========      ==========

(9)   Commitments and Contingencies

      The Company has entered into various non-cancelable operating leases for office, warehouse and retail store space and equipment expiring at various dates through 2003. Certain of the leases provide for minimum annual rentals plus additional rental payments based upon sales volume.

      At June 28, 1997, aggregate approximate future minimum rental payments required under operating leases are as follows:

           Fiscal Year Ending June:
           ------------------------

                  1998                            $ 420,000
                  1999                               54,000
                  2000                               58,000
                  2001                               60,000
                  2002                               70,000
                  Thereafter                         18,000
                                                  ---------
                                                  $ 680,000
                                                  =========

      Rent expense  charged to operations  for the years ended June 28, 1997 and
      June  29,  1996   amounts  to   approximately   $721,000   and   $900,000,
      respectively.

                                                                     (continued)

                          STARLOG FRANCHISE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      The Company has entered into a trademark license agreement with Starlog Communications International, Inc. (SCI), an entity related by common ownership for the exclusive right to use the name, registered trademark and logos "Starlog" and "Starlog: The Cosmic and Science Fiction Universe" in connection with the Company's worldwide franchising business. The agreement is for the term of the trademark, which is 10 years, and is renewable upon application provided the trademark is being used. The agreement calls for the Company to pay SCI 3% of the Company's gross income, as defined in the agreement. As of June 28, 1997, no amounts are due under the terms of this agreement.

      An employment agreement between the Company's President, the Company and Hope was entered into during 1997. The terms of the agreement is for a period of five years, commencing on April 1, 1996, but can be terminated at any time by either party. The agreement provides the President annual compensation of $80,000 with a $10,000 increase upon confirmation of the Company's Plan of Reorganization and $10,000 increases annually commencing on January 1, 1997, not to exceed $140,000 in total base compensation. The agreement also provides for an annual bonus based upon certain Company financial performance as well as certain other benefits. Additionally, the agreement provides annual options to purchase 5% of the Company's common stock, subject to certain provisions.

      The Vice President of the Company and founder of Goal Post may earn options to purchase up to 1,000,000 shares at prices ranging from $.50 to $.90 on a sliding scale over the next five years provided that certain gross sales amounts are met.

(10)  Stockholders' Equity

      Prior to the issuance of the secured convertible debenture (Note 5) and as an inducement to Hope, the Company's founder and former Chairman of the Board, his son and former President of the Company and the former Chairman, as Trustee for his daughter, assigned 1,676,000 shares and their voting rights (surrendered shares) of the Company's common stock to the Company in care of its current President. Upon confirmation of the Plan of Reorganization, the surrendered shares were retired and options issued pursuant to the 1993 Employee and Director Stock Option Plan were canceled. No options to the purchase the Company's common were ever issued.

      Pursuant to the Company's acquisition of Goal Post, the Company issued 4,300,000 shares of its common stock valued at approximately $.09/share.

      Accounting for Stock-Based Compensation

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123). Accordingly, no compensation cost has been recognized for the Company's granted stock options and warrants. Had compensation and other cost for the Company's granted stock options and warrants been determined based on the fair value at the grant date or issuance for awards in 1997 consistent with the provisions of SFAS 123, the impact on net loss would have been immaterial.

                                                                     (continued)

                         STARLOG FRANCHISE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      Aggregate Stock Option Activity

      The following table summarizes information about the aggregate stock option and warrant activity for the year ended June 28, 1997:

                                                                    Weighted-
                                                                    average
                                                       Number       exercise
                                                     of shares       price

      Outstanding, beginning of year                      --         $  --
         Granted                                     1,940,107          .15
         Exercised                                        --            --
         Forfeited                                        --            --
                                                     ---------       ------

      Outstanding, end of year                       1,940,107       $  .15
                                                     =========       ======

      Options and warrants vested, end of year       1,940,107       $  .15
                                                     =========       ======

      The following table summarizes information about stock options and warrants at June 28, 1997:

                    Options and Warrants Outstanding    Options and Warrants Exercisable
                    --------------------------------    --------------------------------
                                            Weighted-
                               Weighted-     average                        Weighted-
                               average      remaining                        average
                    Number     exercise    contractual        Number        exercise
Exercise Price   outstanding    price      life (years)     exercisable       price
--------------   -----------   ---------   ------------     -----------     ---------

    $.06          1,000,000     $ .06           6            1,000,000        $ .06
     .25            940,107       .25           4              940,107          .25
                  ---------     -----         ---            ---------        -----

                  1,940,107     $ .15           5            1,940,107        $ .15
                  =========     =====         ===            =========        =====

      These tables do not include options and warrants in which certain events or contingencies must be met prior to grant.

      The effect of options and warrants outstanding has not been included in weighted average common and common equivalent shares outstanding in the accompanying statements of operations and accumulated deficit, as these options would have an antidilutive effect on net loss per weighted average common and common equivalent share.

                                                                     (continued)

                          STARLOG FRANCHISE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(11)  Going Concern

      As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations. These losses have contributed to the Company's working capital deficiency and resulting cash flow problems. Although the Company's cash flows during the holiday season, it has not been profitable on a year round basis. The Company has raised cash through various debt financing from affiliates, however, its ability to continue as a going concern will require the attainment of profitable operations for extended periods, conversion of debt into permanent equity or obtaining additional permanent equity. The Company is currently pursuing various debt and equity opportunities.

(12)  Huttoe Financing

      During the confirmation process, the Company and Hope engaged in discussions with Charles Huttoe (Huttoe) to provide post confirmation financing to the Company and to acquire the ownership of the 18,000,000 shares of the Company's common stock owned by Hope. In September, 1996, Huttoe, Hope and its members, but not the Company, entered into an agreement (Sales Agreement) pursuant to which, Huttoe was to make certain payments to Hope's bank and to Hope's members and was to purchase the membership interests in Hope from its members, thus indirectly obtaining Hope's 18,000,000 shares into the Company. The position of the Company, Hope and the members of Hope is that the purchase of the Hope membership interests has not been consummated.

      In September, 1996, Huttoe provided working capital to the Company aggregating $650,000. There was no written agreement between the Company and Huttoe regarding these funds. Subsequent to the above, David Goldstein (Goldstein), who had been acting as the attorney for Huttoe with respect to these matters, announced that the Sale Agreement had been assigned to him. However, it is the position of Starlog, Hope and its members that this purported assignment is legally ineffective. In October 1996, a bank loan to Hope was paid in full from an account of Goldstein's in alleged compliance with the Sale Agreement. In addition, the sum of $200,000 has been deposited from Goldstein's account into escrow with an attorney for Hope for payment to the members of Hope to acquire their membership interests in alleged compliance with the Sale Agreement.

      In November 1996, the Securities and Exchange Commission (SEC) filed a complaint in the U.S. District Court for the District of Columbia (Court) against Huttoe and others, but not including Goldstein, alleging "massive unregistered distribution" of the "stock of Systems of Excellence, Inc.
      (SOE) and manipulation of the SOE stock price." In November 1996, the Court issued a temporary restraining order temporarily freezing assets and accounts of Huttoe and various third party accounts into which payments were made from allegedly "Huttoe controlled" accounts. The order specifically covered the Company's account which received the $650,000 as well as the attorney escrow account holding the aforementioned $200,000. The $200,000 has not been paid to the members of Hope and the transfer of membership interest from Hope has not occurred.

                                                                     (continued)

                          STARLOG FRANCHISE CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      Subsequent to June 28, 1997, the Company and the SEC reached agreement for the repayment of $500,000 of the $650,000 of funds provided by Huttoe. The Company will repay this amount over five years with interest (Note 7). The $150,000 difference between the amount funded by Huttoe and the amount to be repaid to the SEC is reflected in the Consolidated Statements of Operations as gain on extinguishment of debt.

(13)  Subsequent Events

      In October 1997, the Company acquired KCK Corporation (KCK) for certain assumed liabilities and warrants to purchase the Company's common stock. The Company issued 500,000 warrants to purchase common stock at between $.25 - $.50 per share. (100,000 warrants at $.50 per share expire October 1, 1999; 400,000 warrants at $.25 per share if exercised by October 1, 1998 and $.40 per share through expiration on October 1, 1999). Prior to the acquisition, KCK had filed a Chapter 11 Bankruptcy Petition in the United States Bankruptcy Court for the Western District of North Carolina. KCK is a retailer which owns and operates 14 candy stores under the trade name Candy Candy and Candico. The plan of reorganization was approved by the Court on March 19, 1998.

      In November 1997, the SEC settled their claim with the Company regarding the proceeds of the Huttoe financing as follows: $500,000 payable over a five year period with interest at 5.55%.

      In May 1998, the Company entered into an agreement with the intent to acquire certain assets of a company who sells and distributes candy. This potential acquisition is subject to various items, including financing.

      In May 1998, the Company's Board of Directors approved the closing of substantially all of their "Starlog" retail stores.