Form 10QSB
period 1997-09-27
STARLOG FRANCHISE CORP
filed 1998-06-22
CIK 907435

Securities and Exchange Commission
                             Washington, D.C. 20549

                   FORM 10-QSB-Quarterly or Transition Report
                                   (Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) of  THE SECURITIES
         EXCHANGE ACT OF 1934

                For the thirteen weeks ended September 27, 1997

[ ]   TRANSITIONAL REPORT PURSUANT TO SECTION 13 or 15(d) of THE SECURITIES
         EXCHANGE ACT OF 1934

               For the transition period from _________ to _______

                         Commission file number 0-22638

                          STARLOG FRANCHISE CORPORATION
        (Exact name of small business issuer as specified in its charter)

         New Jersey                                     22-3219281
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                  945 Brighton Street, Union, New Jersey 07083
           (Address of principal executive offices including zip code)

                                 (908)-964-2813
                 (Issuer's telephone number including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No _X_

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes___ No _X_

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common stock as of the latest practicable date. Common Stock, $.001 par value-24,237,636 shares outstanding as of May 15, 1998.

                 Starlog Franchise Corporation and Subsidiaries

                                      Index

                                                                            Page
                                                                            ----

Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets-September 27, 1997 (Unaudited) and
                    June 28, 1997 (Audited)                                    3

         Consolidated Statements of Operations (Unaudited) for the
                    Thirteen Weeks Ended September 27, 1997 and
                    September 28, 1996                                         4

         Consolidated Statements of Cash Flows (Unaudited) for the
                    Thirteen Weeks Ended September 27, 1997 and
                    September 28, 1996                                         5

         Consolidated Statements of Stockholders' Equity (Unaudited)           6

         Notes to Consolidated Financial Statements-September 27, 1997         7

Item 2.  Management's Discussion and Analysis or Plan of Operation            12

Part II. Other Information

Item 1.  Legal Proceedings                                                    13

Item 5.  Other Information                                                    13

Item 6.  Exhibits and Reports on Form 8-K                                     13

Signatures                                                                    14

                          STARLOG FRANCHISE CORPORATION
                                and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                     September 27,   June 28,
                                                        1997           1997
                                                        ----           ----
                                   ASSETS            (Unaudited)     (Audited)

Current Assets:
    Cash and cash equivalents                        $   138,404    $   131,720
    Marketable securities                              1,200,000           --
    Accounts receivable, net of allowance for
       doubtful accounts of $0 and $7,000
       respectively                                       92,711         50,461
    Inventories, net of reserves of $326,000 and
       $420,000 respectively                             729,772        793,417
    Prepaid expenses and other current assets             18,958         17,632
                                                     -----------    -----------
               Total Current Assets                    2,179,845        993,230

Property and Equipment, net                              576,817        690,528
Reorganization Value in Excess of Amounts Allocated
    to Identifiable Assets                               533,743        543,986
Other Assets                                              15,296         13,875
                                                     -----------    -----------
                                                     $ 3,305,701    $ 2,241,619
                                                     ===========    ===========

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued liabilities         $   949,732    $   596,466
    Other liabilities, including reserves                331,803        206,432
    Loans due to stockholders and affilities             200,000      1,010,000
    Current maturities of long-term debt                 114,916        152,820
               Total Current Liabilities               1,596,451      1,965,718
                                                     -----------    -----------
Long-Term Liabilities:
    Long-term debt                                     3,001,084        653,180
    Liabilities subject to compromise                       --          316,507
                                                     -----------    -----------
               Total Liabilities                       4,597,535      2,935,405
                                                     -----------    -----------

Stockholders' Equity (Deficit):
    Common stock, $.001 par value; authorized
       40,000,000 shares, issued and outstanding
       24,237,636 and 3,613,636 shares respectively       24,238         24,238
    Additional paid-in capital                           575,612        575,612
    Accumulated deficit                               (1,891,684)    (1,293,636)
                                                     -----------    -----------
               Net Stockholders' Equity               (1,291,834)      (693,786)
                                                     -----------    -----------
                                                     $ 3,305,701    $ 2,241,619
                                                     ===========    ===========

          See accompanying notes to consolidated financial statements.

                          STARLOG FRANCHISE CORPORATION
                                and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS of OPERATIONS
                                   (Unaudited)

                                                   Thirteen Weeks Thirteen Weeks
                                                       Ended           Ended
                                                   September 27,   September 28,
                                                        1997            1996
                                                   -------------   -------------
Operating Revenues:
    Retail sales                                   $    536,544    $    275,940
    Sales to franchisees and joint ventures                --            73,081
    Franchise fees,  royalty revenues and other           1,709          33,359
                                                   ------------    ------------
           Total Revenue                                538,253         382,380
Costs and Expenses:
    Cost of sales                                       370,014         159,940
    Depreciation and amortization                        56,648          57,174
    Selling, general and administrative                 587,381         473,999
                                                   ------------    ------------
           Total Costs and Expenses                   1,014,043         691,113
                                                   ------------    ------------

Profit (Loss) from Operations                          (475,790)       (308,733)

Other Income (Expense):
    Interest and dividend income                            146           6,602
    Interest Expense                                    (21,242)         (1,133)
    Loss on sale or abandonment                        (101,162)           --
                                                   ------------    ------------
           Total Other Income (Expense)                (122,258)          5,469
                                                   ------------    ------------
Net Profit (Loss) for thirteen weeks               $   (598,048)   $   (303,264)
                                                   ============    ============

    Portion of  (loss) applicable to period up
       to emergence from bankruptcy                        --          (243,135)
    Portion of  profit (loss) applicable to
       period subsequent to bankruptcy                 (598,048)        (60,129)

Net income (loss) per common share                 $     (.0247)   $     (.0152)
                                                   ============    ============

Weighted average number of common
    shares outstanding                               24,237,636      19,937,636
                                                   ============    ============

          See accompanying notes to consolidated financial statements.

                          STARLOG FRANCHISE CORPORATION
                                and SUBSIDIARIES
                        CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)


                                                   Thirteen Weeks Thirteen Weeks
                                                        Ended         Ended
                                                    September 27,  September 28,
                                                        1997           1996
                                                   -------------- --------------

Cash Flows From Operating Activities:
    Net Profit (Loss)                               $  (598,048)   $  (303,264)
    Adjustments to reconcile net loss to net
      cash used in operations
      Depreciation and amortization                      56,648         57,174
      Write-off of organization costs                      --           22,740
      Loss on sale or abandonment of assets             101,162           --

      Changes in operating assets and
         liabilities:
         (Increase) in accounts receivable              (42,250)       (80,031)
         Increase in marketable securities           (1,200,000)          --
         Decrease (increase) in inventories              63,645        (80,412)
         (Increase) in prepaid expenses
            and other current assets                     (1,326)        (8,856)
         (Decrease) increase in accounts
            payable and accrued liabilities             353,266       (340,158)
         Decrease in reserves and other
            liabilities                                (191,136)      (119,172)
         (Increase) in other working capital             21,786         12,393
                                                    -----------    -----------
              Net cash used in operating
                 activities                          (1,436,253)      (839,586)
                                                    -----------    -----------

Cash Flows From Investing Activities:
    Purchases of property and equipment                 (57,063)        (3,963)
    Acquisition deposit                                    --          (50,000)
                                                    -----------    -----------
              Net cash used in investing
                 activities                             (57,063)       (53,963)
                                                    -----------    -----------

Cash Flows From Financing Activities:
    Proceeds from issuance of convertible debt             --           75,000
    Proceeds from loans from stockholders             1,500,000        650,000
    Issuance of new unsecured notes, net of
       discount                                            --          306,000
    Payments on loans from stockholders                    --          (50,000)
    Conversion of convertible debt into stock              --         (200,000)
                                                    -----------    -----------
              Net cash from financing activities      1,500,000        781,000
                                                    -----------    -----------

Increase in cash and cash equivalents                     6,684       (112,549)

    Cash at beginning of period                         131,720        305,527
                                                    -----------    -----------
    Cash at end of period                           $   138,404    $   192,978
                                                    -----------    -----------

          See accompanying notes to consolidated financial statements.

                          STARLOG FRANCHISE CORPORATION
                                and SUBSIDIARIES
                 CONSOLIDATED STATEMENTS of STOCKHOLDERS' EQUITY

                                                               Common Stock
                                                        ---------------------------      Additional      Accumulated         Net
                                                          Number of      Par Value        Paid-in        Earnings      Stockholders'
                                                           Shares          Amount         Capital        (Deficit)        Equity
                                                        ------------    -----------     -----------     -----------     ------------
Balances at July 1, 1995 (Audited)                        3,613,636     $     3,614     $ 7,636,711     $(6,860,381)    $   779,944

Net Loss                                                       --              --              --        (2,360,493)     (2,360,493)
                                                         ----------     -----------     -----------     -----------     -----------

Balances at June 29, 1996 (Audited)                       3,613,636           3,614       7,636,711      (9,220,874)     (1,580,549)

Cancellation of founders' stock                          (1,676,000)         (1,676)         (4,606)           --            (6,282)
Conversion of debt into new stock                        18,000,000          18,000         182,000            --           200,000
Net income prior to emergence from bankruptcy                  --              --              --             6,865           6,865
Recapitalization at date of emergence
   from bankruptcy                                             --              --        (7,609,883)      9,214,009       1,604,126
Issuance of common stock at $.09 share
   for Goal Post Distributing
   Acquisition                                            4,300,000           4,300         371,390            --           375,690
Net loss subsequent to emergence
   from bankruptcy                                             --              --              --        (1,293,636)     (1,293,636)
                                                         ----------     -----------     -----------     -----------     -----------
Balances at June 28, 1997 (Audited)                      24,237,636     $    24,238     $   575,612     $(1,293,636)    $  (693,786)

Net loss                                                       --              --              --          (598,048)       (598,048)

                                                         ----------     -----------     -----------     -----------     -----------
Balances at September 27, 1997 (Unaudited)               24,237,636     $    24,238     $   575,612     $(1,891,684)    $(1,291,834)
                                                         ==========     ===========     ===========     ===========     ===========

          See accompanying notes to consolidated financial statements.

                 STARLOG FRANCHISE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                               September 27, 1997

Note 1 - Principal Business Activity and Summary of Significant Accounting Policies

      (a) Principal Business Activity

      The current principal business activities of Starlog Franchise Corporation and its wholly-owned subsidiaries (Company) are the operating of retail candy stores and both wholesale and retail distribution of novelty gifts, trading cards and collectibles. The Company has decided to withdraw from the franchising and owning of Starlog and SUMON stores which sell a variety of Holographic artwork, science fiction, fantasy, horror and media-related comic books, books, magazines, games, toys, videos, apparel and related merchandise.

      (b) Consolidation and Acquisition

      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries SUMON, LLC (in process of being dissolved) and Goal Post Distributing, Inc. (acquired in June 1997). All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows of the Company at September 27, 1997 and for all periods presented, have been made.

      These statements have been prepared by the Company and are unaudited. Additionally, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements are read in connection with the financial statements and notes thereto included in the Company's Annual report on Form 10-KSB for the fiscal year ended June 28, 1997. There have been no changes of significant accounting policies since June 28, 1997.

      (c) Inventories

      Inventories, consisting of finished goods, are stated at the lower of cost, determined by the first-in, first-out method, or market. Inventories relating to the closed Starlog and SUMON stores have been written-down to estimated net realizable value.

      (d) Depreciation and Amortization

      Depreciation and amortization of property and equipment is provided for by the straight-line method over the estimated useful lives of the related assets or life of the lease; whichever is shorter. Property and Equipment of the former Starlog and SUMON stores have been written-off since these assets have either been sold or abandoned.

      (e) Organization Costs

      Organization costs relating to the previous Starlog operations were previously written-off at the time of reorganization.

      (f) Reorganization Values in Excess of Amounts Allocated to Identified Assets

      The Company accounted for the restructuring using the principles of Fresh Start Reporting as required by SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Pursuant to such principles, in general, the Company's assets and liabilities were revalued to reflect their reorganization value, which approximates fair value at the date of reorganization. The balance of such assets at the date of emergence from bankruptcy was being amortized over 15 years at the rate of $3,414 per month. The balance of approximately $513,000 at March 28, 1998 was written-off when management decided to withdraw from the Starlog and SUMON business.

      (g) Revenue Recognition

      The Company generally recognizes revenue on the date the merchandise is purchased by a customer.

      (h) Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results may differ from those estimates.

      (i) Fair Value of Financial Instruments

      The carrying values of all financial instruments approximate their fair values.

      (j) Seasonality

      The Company's sales are seasonal in nature based, in part, on gift and candy buying during holiday periods such as Easter, Halloween and Christmas.

      (k) Reclassifications

      Certain amounts in the 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation.

      (l) Earnings Per Share

      Net loss per share of common stock has been computed using the weighted average number of shares of common stock outstanding. For purposes of this computation, shares of common stock issuable upon the exercise of options to purchase common stock have been excluded from the weighted average number of shares outstanding, as their inclusion would be anti-dilutive. Outstanding shares of the prior period have been restated to reflect the issuance of 18,000,000 new shares and cancellation of 1,676,000 founder's shares during the period.

Note 2 - Petition for Relief under Chapter 11 and Emergence

      On November 13, 1995, the Company (Debtor) filed petitions for relief under Chapter 11 of the Federal bankruptcy laws in the United States Bankruptcy Court for the Middle District of Florida. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. These claims are reflected in the June 29, 1996 consolidated balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases and from the determination by the Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets (secured claims) also are stayed although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured by liens on the Debtor's tangible assets. The Debtor received approval from the Bankruptcy Court to pay certain of its pre-petition obligations, including employee wages. On August 29, 1996, the Company emerged from Chapter 11 bankruptcy with the approval of the Court.

Note 3 - Other Liabilities & Restructured Reserves

      On December 31, 1996 the Company acquired, for $50,000, SUMON, LLC a manufacturer (through Lazer Wizardry) and retailer (through Hologram stores) of Holographic artwork. After it became known that certain unrecorded liabilities existed, the Company decided to put this new Subsidiary into Chapter 11 bankruptcy on February 3, 1997. Subsequently, the court disallowed the bankruptcy. At September 27, 1997 the liabilities of SUMON exceed the assets of SUMON by approximately $500,000. This company is in the process of being dissolved. Any unrecovered investment and advances to SUMON were written-off in the third quarter ending March 28, 1998.

Note 4 - Income Taxes

      The Plan of Reorganization, approved by the United States Bankruptcy Court (Note 2), provided for the issuance of new Common Stock to satisfy the Company's indebtedness and resulted in an "ownership change" under Section 382 of the United States Tax Code. As a result, total usage of the Company's net operating loss carryforwards (which occurred prior to emergence from bankruptcy), noted below, will be limited to approximately $20,000 annually or $300,000 over the next 15 years. In addition, deferred deductions described below, that become deductible for tax purposes during the five-year period following the effective date of the bankruptcy are also subject to the annual limitation. Net operating carryforwards and future deductions exceeding the annual limitation will expire unutilized. NOL's which resulted subsequent to emergence from bankruptcy will not be fully available for future utilization. The Company accounts for income taxes pursuant to the Statement of Financial Accounting Standards No. 109.

Note 5 - Commitments and Contingencies

      The Company has entered into various non-cancelable operating leases for office, warehouse and retail store space and equipment expiring at various times through January 2004. The leases provide for minimum annual rentals plus escalation charges. In addition, the Company's retail store leases provide for additional rental payments based upon sales volume.

      An employment agreement between the Company's President, the Company and Hope was entered into on August 15, 1996. The term of the agreement is for a period of five years, commencing on April 1, 1996, but can be terminated at any time by either party. The agreement provides the President annual compensation of $80,000 with a $10,000 increase upon confirmation of the Company's Plan of Reorganization and $10,000 increases annually commencing on January 1, 1997, not to exceed $140,000 in total base compensation. The agreement also provides for an annual bonus based upon certain Company financial performance, a $500 per month automobile allowance and certain other benefits. Additionally, the agreement as in effect on June 8, 1998 provides an option to purchase up to 3,000,000 shares of the Company's common stock at $.06 per share, subject to certain provisions.

Note 6  - Stockholders' Equity

      Prior to the issuance of the secured convertible debenture (see Note 1[l]) and as an inducement to the Hope Group, the Company's founder and former Chairman of the Board, his son and (former) President of the Company and the former Chairman, as Trustee for his daughter, assigned 1,676,000 shares and their voting rights (surrendered shares) of the Company's Common Stock to the Company in care of its current president. Upon confirmation of the Plan of Reorganization the surrendered shares were retired and options issued pursuant to the 1993 Employee and Director Stock Option Plan were canceled. No options to purchase the Company's common stock have ever been exercised.

      The number of shares issued and outstanding before shares reserved for warrants to be issued as above noted is 24,237,636. The Company increased its authorized shares to 40,000,000 shares in January 1997.

Note 7 - Going Concern

      As shown in the accompanying consolidated financial statements, the Company had incurred recurring losses from operations. These past losses have contributed to the Company's working capital deficiency an resulting negative cash flow. Although the Company has recently raised debt capital from existing stockholders, the Company's ability to continue as a going concern will require the continuation of profitable operations, conversion of debt capital into permanent equity, or the obtaining of additional permanent equity.

Note 8 - Subsequent Events

      In November 1997, the Company acquired KCK Corporation (KCK) (which prior to the acquisition, KCK had filed a Chapter 11 Bankruptcy Petition in the United States Bankruptcy Court for the Western District of North Carolina) for approximately $200,000 in Super Priority financing. The Company also issued 500,000 warrants to purchase common stock at between $.25 - $.50 per share. The warrants expire on September 30, 1998 (200,000 warrants) and September 30, 1999 (300,000 warrants). KCK is a retailer, which owns and operates 13 candy stores under the trade name "Candy Candy" and "Candico". The plan of reorganization was approved by the Court on March 19, 1998.

      Subsequent to September 27, 1997, the Company has decided to withdraw from the Starlog and SUMON retail stores and concentrate on its candy store and gift, trading card and novelty business. The Company is in the process of closing these stores. Management is currently evaluating the Company's exposure and will write-off or ensure that reserves are adequate, in the third quarter of the fiscal year, for all related costs including abandonment of property and equipment.

                 STARLOG FRANCHISE CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the enclosed consolidated financial statements and notes thereto appearing elsewhere in this report.

Results of Operations

Thirteen weeks ended September 27, 1997 ("1997") compared to the Thirteen weeks ended September 28, 1996 ("1996").

The Company's revenues for the 1997 period were earned primarily from retail sales of the Company owned Starlog and SUMON stores ($227,297) and both wholesale and retail sales of the newly acquired Goal Post Distributing unit ($310,956). The 1996 period reflects retail sales of the Starlog stores ($275,940), franchise fees and royalty revenues ($33,359), and the gross profit earned by the Company's distribution center on sales to its franchised Starlog stores ($73,081). There were no franchised operations for the 1997 period.

Total revenues increased by 41% to $538,253 in the 1997 period from $382,380 in the 1996 period primarily from the addition of the new Goal Post unit. Net losses increased to $598,048 in the 1997 period from $303,264 in the 1996 period primarily due to the winding down of both Starlog and SUMON store operations and related absorption of store closing costs ($656,427 offset by $58,379 in profits on the new Goal Post unit). The 1997 loss included a consolidated loss on sale or abandonment of property and equipment of $101,162 relating to these closings.

Revenues in the 1996 period were negatively impacted due to the Company's inability to acquire its core inventory products significantly in advance of the holiday season, negative cash flow and lack of adequate working capital.

Cost of Sales, as a percentage of total sales, increased to 69% in the 1997 period compared with 46% in the 1996 period as a result of lower gross profits realized in the liquidation of inventory at the Company's Starlog and SUMON units and normally lower gross profits at the Company's new Goal Post unit.

Selling, general and administrative expenses were steady in the 1997 period compared with the 1996 period for the existing Starlog and SUMON units except for closing and write-down costs for units in the process of being closed as described above. Interest expense increased to $21,242 in the 1997 period from $1,133 in the 1996 period offset by lower interest income of $146 in the 1997 period compared to $6,602 in the 1996 period primarily from franchisees.

As a result of these continuing difficulties with the Company's Starlog and SUMON store operations, the Company has decided to withdraw from that business. Accordingly, management brought any remaining assets down to net realizable value by incurring a charge-off in the third fiscal quarter ended March 28, 1998.

Liquidity and Capital Resources

The Company's working capital was $583,394 at September 27, 1997 compared to a working capital deficit of ($1,163,582) at September 28, 1996. This was a direct result of continuing operating losses, offset by positively impacted cash flows from additional borrowings ($1,500,000), increased vendor support ($353,266) and a planned reduction in inventory ($63,645). These borrowings were made possible by the personal guarantees and direct loans by the Company's majority stockholders. The 1997 period was negatively impacted in cash flow by increases in accounts receivable ($42,250) and purchases of property and equipment ($57,063) from its Goal Post unit. Most of the Company's borrowings were placed in marketable securities until utilized by the Company in its operations.

During the 1996 period, the Company had net cash used in operating activities of $839,586 primarily as a result of a net loss of $303,264 and the remaining portion of approximately $536,000 as a direct result of decreased vendor support, reduction in reserves, and the re-capitalization activities upon emergence of Starlog from bankruptcy effective September 7, 1996.

The continuation of the business as a going concern will be contingent upon obtaining additional working capital and permanent capital as required and the ability to generate sufficient cash from operations and financing sources to meet obligations as they come due.

Part II  Other Information

Item 1.  Legal Proceedings

There have been no significant changes in the legal matters reported in the Company's Annual Report on form 10-KSB dated June 4, 1998.

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

      (a)   No exhibits

      (b)   None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

Starlog Franchise Corporation

Dated: June 8, 1998

By: /s/ John Jack Fitzgerald
    -------------------------------------
        John (Jack) Fitzgerald
        President