Form 10QSB
period 1997-12-27
STARLOG FRANCHISE CORP
filed 1998-06-22
CIK 907435

Securities and Exchange Commission
                             Washington, D.C. 20549

                   FORM 10-QSB-Quarterly or Transition Report
                                   (Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) of  THE SECURITIES
         EXCHANGE ACT OF 1934

                For the twenty-six weeks ended December 27, 1997

[ ]   TRANSITIONAL REPORT PURSUANT TO SECTION 13 or 15(d) of THE SECURITIES
         EXCHANGE ACT OF 1934

               For the transition period from _________ to _______

                          Commission file number 022638

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No _X_

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No _X_

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common stock as of the latest practicable date. Common Stock, $.001 par value-24,237,636 shares outstanding as of May 15, 1998.

                 Starlog Franchise Corporation and Subsidiaries

                                     Index

                                                                            Page
                                                                            ----

Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets - December 27, 1997 (Unaudited) and
                     June  28, 1997 (Audited)                                  3

         Consolidated Statements of Operations (Unaudited) for the
                     Twenty-six Weeks Ended December 27, 1997 and
                     December 28, 1996                                         4

         Consolidated Statements of Operations (Unaudited) for the
                     Thirteen Weeks Ended December 27, 1997 and
                     December 28, 1996                                         5

         Consolidated Statements of Cash Flows (Unaudited) for the
                     Twenty-six Weeks Ended December 27, 1997 and
                     December 28, 1996                                         6

         Consolidated Statements of Stockholders' Equity (Unaudited)           7

         Notes to Consolidated Financial Statements - December 27, 1997        8

Item 2.  Management's Discussion and Analysis or Plan of Operation            13

Part II. Other Information

Item 1.  Legal Proceedings                                                    16

Item 5.  Other Information                                                    16

Item 6.  Exhibits and Reports on Form 8K                                      16

Signatures                                                                    16

                          STARLOG FRANCHISE CORPORATION
                                and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                     December 27,     June 28,
                                                         1997           1997
                                                      -----------    ---------
                                     ASSETS           (Unaudited)    (Audited)
Current Assets:
   Cash and cash equivalents                         $   514,529    $   131,720
   Accounts receivable, net of allowance
     for doubtful accounts
     of $0 and $7,000 respectively                       190,364         50,461
   Inventories, net of reserves of
     $255,000 and $420,000 respectively                1,094,046        793,417
   Prepaid expenses and other current assets               1,564         17,632
                                                     -----------    -----------
        Total Current Assets                           1,800,503        993,230

Property and Equipment, net                            1,177,298        690,528
Reorganization Value in Excess of Amounts
   Allocated to Identifiable Assets                      523,502        543,986
Other Assets                                              17,186         13,875
                                                     -----------    -----------
                                                     $ 3,518,489    $ 2,241,619
                                                     ===========    ===========

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued liabilities          $   901,274    $   596,466
   Other liabilities, including reserves                 136,162        206,432
   Loans due to stockholders and affilities              125,000      1,010,000
   Current maturities of long-term debt                  114,916        152,820
                                                     -----------    -----------
        Total Current Liabilities                      1,277,352      1,965,718

Long-Term Liabilities:
   Long-term debt                                      2,823,484        653,180
   Trade & Notes payable subject to compromise         1,308,323        316,507
                                                     -----------    -----------
        Total Liabilities                              5,409,159      2,935,405
                                                     -----------    -----------

Stockholders' Equity (Deficit):
   Common stock, $.001 par value; authorized
      40,000,000 shares, issued and
      outstanding 24,237,636 and 3,613,636
      shares respectively                                 24,238         24,238
   Additional paid-in capital                            575,612        575,612
                                                     -----------    -----------
   Accumulated deficit                                (2,490,520)    (1,293,636)
                                                     -----------    -----------
        Net Stockholders' Equity                      (1,890,670)      (693,786)
                                                     -----------    -----------
                                                     $ 3,518,489    $ 2,241,619
                                                     ===========    ===========

          See accompanying notes to consolidated financial statements.

                          STARLOG FRANCHISE CORPORATION
                                and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS of OPERATIONS
                                   (Unaudited)

                                               Twenty-six Weeks Twenty-six Weeks
                                                     Ended          Ended
                                                 December 27,     December 28,
                                                     1997            1996
                                               ---------------- ----------------
Operating Revenues:
   Retail sales                                 $  2,362,728      $    953,123
   Sales to franchisees and joint ventures              --             495,800
   Franchise fees, royalty revenues and other          2,747            48,266
                                                ------------      ------------
        Total Revenue                              2,365,475         1,497,189

Costs and Expenses:
   Cost of sales                                   1,230,074           688,250
   Depreciation and amortization                     113,297           115,674
   Selling, general and administrative             1,689,593           934,369
                                                ------------      ------------
        Total Costs and Expenses                   3,032,964         1,738,293
                                                ------------      ------------

Profit (Loss) from Operations                       (667,489)         (241,104)

Other Income (Expense):
   Interest and dividend income                        2,799            12,111
   Interest Expense                                 (100,293)           (4,075)
   Loss on sale or abandonment                      (431,901)             --
                                                ------------      ------------
        Total Other Income (Expense)                (529,395)            8,036
                                                ------------      ------------

Net Profit (Loss) for twenty-six  weeks         $ (1,196,884)     $   (233,068)
                                                ============      ============

   Portion of (loss) applicable to period
     up to emergence from bankruptcy                (271,770)         (243,135)
   Portion of Profit (loss) applicable to
     period subsequent to bankruptcy                (925,114)           10,067

Net income (loss) per common share              $     (.0494)     $     (.0117)
                                                ============      ============

Weighted average number of common shares
   outstanding                                    24,237,636        19,937,636
                                                ============      ============

          See accompanying notes to consolidated financial statements.

                          STARLOG FRANCHISE CORPORATION
                                and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS of OPERATIONS
                                   (Unaudited)

                                                  Thirteen Weeks  Thirteen Weeks
                                                      Ended           Ended
                                                   December 27,    December 28,
                                                       1997           1996
                                                  --------------  --------------
Operating Revenues:
   Retail sales                                    $  1,826,184    $    677,183
   Sales to franchisees and joint ventures                 --           422,719
   Franchise fees, royalty revenues
      and other                                           1,038          14,907
                                                   ------------    ------------
        Total Revenue                                 1,827,222       1,114,809

Costs and Expenses:
   Cost of sales                                        860,060         528,310
   Depreciation and amortization                         56,649          58,500
   Selling, general and administrative                1,102,212         460,370
                                                   ------------    ------------
        Total Costs and Expenses                      2,018,921       1,047,180
                                                   ------------    ------------

Profit (Loss) from Operations                          (191,699)         67,629

Other Income (Expense):
   Interest and dividend income                           2,653           5,509
   Interest Expense                                     (79,051)         (2,942)
   Loss on sale or abandonment                         (330,739)           --
                                                   ------------    ------------
        Total Other Income (Expense)                   (407,137)          2,567
                                                   ------------    ------------

Net Profit(Loss) for thirteen weeks                $   (598,836)   $     70,196
                                                   ============    ============

   Portion of (loss) applicable to
     period up to emergence from bankruptcy            (271,770)           --
   Portion of profit (loss) applicable
     to period subsequent to bankruptcy                (327,066)         70,196

Net income (loss) per common share                 $     (.0247)   $      .0152
                                                   ============    ============

Weighted average number of common
   shares outstanding                                24,237,636      19,937,636
                                                   ============    ============

          See accompanying notes to consolidated financial statements.

                          STARLOG FRANCHISE CORPORATION
                                and SUBSIDIARIES
                        CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)

                                               Twenty-six Weeks Twenty-six Weeks
                                                    Ended             Ended
                                                 December 27,      December 28,
                                                     1997              1996
                                               ----------------  ---------------
Cash Flows From Operating Activities:
  Net (Loss) applicable to period up
    to emergence from bankruptcy                 $  (271,770)     $  (243,135)
  Net Profit (Loss) applicable to
    period subsequent to bankruptcy                 (925,114)          10,067
  Adjustments to reconcile net loss
    to net cash used in operations
    Depreciation and amortization                    113,297          115,674
    Write-off of organization costs                     --             19,350
    Loss on sale or abandonment of assets            431,901             --
    Provision for bad debts                             --             12,112
    Changes in operating assets and
       liabilities:
       (Increase) in accounts receivable            (139,903)        (367,451)
       Reduction in reserves and other
         liabilities                                 (70,270)            --
       Decrease (increase) in inventories           (300,629)         (20,662)
       (Increase) in restricted cash                    --            (43,755)
       (Increase) in prepaid expenses
         and other current assets                     16,068           (2,392)
       (Decrease) increase in accounts
         payable and accrued liabilities             304,808         (428,566)
       Decrease in reserves and other
         liabilities                                    --           (301,912)
       (Increase) in other working capital          (217,212)         102,885
                                                 -----------      -----------
           Net cash used in operating
             activities                           (1,058,824)      (1,147,785)
                                                 -----------      -----------

Cash Flows From Investing Activities:
  Purchases of property and equipment               (597,583)          (3,963)
  Acquisition deposit                               (200,000)         (50,000)
                                                 -----------      -----------
           Net cash used in investing
             activities                             (797,583)         (53,963)
                                                 -----------      -----------

Cash Flows From Financing Activities:
  Proceeds from issuance of convertible
    debt                                                --             75,000
  Proceeds from loans from stockholders            2,132,400        1,200,000
  Net effect of liabilities subject to
    compromise of acquired company                   991,816             --
  Issuance of new unsecured notes, net
    of discount                                         --            306,000
  Payments on loans from stockholders               (885,000)         (50,000)
  Conversion of convertible debt into
    stock                                               --           (200,000)
                                                 -----------      -----------
           Net cash from financing
             activities                            2,239,216        1,331,000
                                                 -----------      -----------

Increase in cash and cash equivalents                382,809          129,252

  Cash at beginning of period                        131,720          305,527
                                                 -----------      -----------
  Cash at end of period                          $   514,529      $   434,779
                                                 ===========      ===========

          See accompanying notes to consolidated financial statements.

                          STARLOG FRANCHISE CORPORATION
                                and SUBSIDIARIES
                 CONSOLIDATED STATEMENTS of STOCKHOLDERS' EQUITY

                                                                Common Stock
                                                        ---------------------------      Additional     Accumulated         Net
                                                          Number of       Par Value       Paid-in         Earnings     Stockholders'
                                                           Shares          Amount         Capital        (Deficit)        Equity
                                                        ------------    -----------     -----------     -----------    -------------
Balances at July 1, 1995 (Audited)                        3,613,636     $     3,614     $ 7,636,711     $(6,860,381)    $   779,944

Net Loss                                                       --              --              --        (2,360,493)     (2,360,493)
                                                         ----------     -----------     -----------     -----------     -----------

Balances at June 29, 1996 (Audited)                       3,613,636           3,614       7,636,711      (9,220,874)     (1,580,549)

Cancellation of founders' stock                          (1,676,000)         (1,676)         (4,606)           --            (6,282)
Conversion of debt into new stock                        18,000,000          18,000         182,000            --           200,000
Net income prior to emergence from bankruptcy                  --              --              --             6,865           6,865
Recapitalization at date of emergence
  from bankruptcy                                              --              --        (7,609,883)      9,214,009       1,604,126
Issuance of common stock at $.09 share
  for Goal Post Distributing Acquisition                  4,300,000           4,300         371,390            --           375,690
Net loss subsequent to emergence
  from bankruptcy                                              --              --              --        (1,293,636)     (1,293,636)
                                                         ----------     -----------     -----------     -----------     -----------

Balances at June 28, 1997 (Audited)                      24,237,636     $    24,238     $   575,612     $(1,293,636)    $  (693,786)

Net loss - twenty-six weeks                                    --              --              --        (1,196,884)     (1,196,884)
                                                         ----------     -----------     -----------     -----------     -----------

Balances at December 27, 1997 (Unaudited)                24,237,636     $    24,238     $   575,612     $(2,490,520)    $(1,890,670)
                                                         ==========     ===========     ===========     ===========     ===========

          See accompanying notes to consolidated financial statements.

                 STARLOG FRANCHISE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                December 27, 1997

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

      (b) Consolidation and Acquisition

      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries SUMON, LLC (in process of being dissolved), Goal Post Distributing, Inc. (acquired in June 1997) and KCK Corporation (newly acquired in November 1997). All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows of the Company at December 27, 1997 and for all periods presented, have been made.

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

      (e) Organization Costs

      Organization costs relating to the Starlog operations were previously written-off at the time of reorganization.

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

      (k) Re-classifications

      Certain amounts in the 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation.

      (l) Earnings Per Share

      Net loss per share of common stock has been computed using the weighted average number of shares of common stock outstanding. For purposes of this computation, shares of common stock issuable upon the exercise of options to purchase common stock have been excluded from the weighted average number of shares outstanding, as their inclusion would be antidilutive. Outstanding shares of the prior period have been restated to reflect the issuance of 18,000,000 new shares and cancellation of 1,676,000 founder's shares during the period.

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

      In November 1997, the Company acquired KCK Corporation (KCK) (which prior to the acquisition, KCK had filed a Chapter 11 Bankruptcy Petition in the United States Bankruptcy Court for the Western District of North Carolina.) for approximately $200,000 in Super Priority financing. The Company also issued 500,000 warrants to purchase common stock at between $.25 - $.50 per share. The warrants expire on September 30, 1998 (200,000 warrants) and September 30, 1999 (300,000 warrants). KCK is a retailer which owns and operates 13 candy stores under the trade name "Candy Candy" and "Candico". The plan of reorganization was approved by the Court on March 19, 1998.

Note 3 - Other Liabilities & Restructured Reserves

      On December 31, 1996 the Company acquired, for $50,000, SUMON, LLC a manufacturer (through Lazer Wizardry) and retailer (through Hologram stores) of Holographic artwork. After it became known that certain unrecorded liabilities existed, the Company decided to put this new Subsidiary into Chapter 11 bankruptcy on February 3, 1997. Subsequently, the court disallowed the bankruptcy. At December 27, 1997 the liabilities of SUMON exceed the assets of SUMON by approximately $560,000. This company is in the process of being dissolved. Any unrecovered investment and advances to SUMON were written-off in the third quarter ending March 28, 1998.

Note 4 - Income Taxes

      The Plan of Reorganization, approved by the United States Bankruptcy Court (Note 2), provided for the issuance of new Common Stock to satisfy the Company's indebtedness and resulted in an "ownership change" under Section 382 of the United States Tax Code. As a result, total usage of the Company's net operating loss carryforwards (which occurred prior to emergence from bankruptcy), noted below, will be limited to approximately $20,000 annually or $300,000 over the next 15 years. In addition, deferred deductions described below, that become deductible for tax purposes during the five-year period following the effective date of the bankruptcy are also subject to the annual limitation. Net operating carryforwards and future deductions exceeding the annual limitation will expire unutilized. NOL's, which resulted subsequent to emergence from bankruptcy, will not be fully available for future utilization. The Company accounts for income taxes pursuant to the Statement of Financial Accounting Standards No. 109.

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

Note 8 - Subsequent Events

      Subsequent to December 27, 1997, the Company has decided to withdraw from the Starlog and SUMON retail stores and concentrate on its candy store and gift, trading card and novelty business. The Company is in the process of closing these stores. Accordingly, management brought any remaining assets down to net realizable value by incurring a charge-off in the third fiscal quarter ended March 28, 1998.

                 STARLOG FRANCHISE CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the enclosed consolidated financial statements and notes thereto appearing elsewhere in this report.

Results of Operations

Twenty-six weeks ended December 27, 1997 ("1997") compared to the Twenty-six weeks ended December 28, 1996 ("1996").

The Company's total revenues for the 1997 period of $2,365,475 were earned primarily from retail sales of the Company owned Starlog and SUMON stores ($565,316), both wholesale and retail sales of the Goal Post Distributing (Goal
Post) unit  ($840,876),  and retail sales of the newly acquired KCK  Corporation
(KCK)($839,283). Total revenues for the 1996 period of $1,497,189 reflects retail sales of the Starlog stores ($953,123), franchise fees and royalty revenues ($48,266), and the gross profit earned by the Company's distribution center on sales to its franchised Starlog stores ($495,800). There were no franchised operations for the 1997 period.

Total revenues increased by $868,286 or 58% in the 1997 period from the 1996 period primarily due to the addition of the new Goal Post and KCK units. Net losses increased to $1,196,884 for the 1997 period from $233,068 in the 1996 period. Losses incurred in the winding down of both Starlog and SUMON store operations and related absorption of store closing costs of Starlog and SUMON ($1,191,819) was offset by $146,755 in profits on the new Goal Post unit). The newly acquired KCK unit lost $151,820 due primarily to write-downs of assets ($271,770) in connection with it's Chapter XI bankruptcy. The 1997 loss included a consolidated loss on sale or abandonment of property and equipment of $431,901 relating to these closings and write-downs.

Revenues in the 1996 period were negatively impacted due to the Company's inability to acquire its core inventory products significantly in advance of the holiday season, negative cash flow and lack of adequate working capital.

Cost of Sales, as a percentage of total sales, increased to 52% in the 1997 period compared with 48% in the 1996 period as a result of lower gross profits being realized during the inventory liquidation at the Company's Starlog and SUMON units and expected lower gross profits at the Company's Goal Post unit. Gross Profits at the Company's newly acquired KCK unit were higher than anticipated but were offset by write-downs related to reorganization.

Selling, general and administrative expenses were steady in the 1997 period compared with the 1996 period for the existing Starlog and SUMON units except for closing and write-down costs for units in the process of being closed as described above. Interest expense increased to $100,293 in the 1997 period from $4,075 in the 1996 period offset by lower interest income of $2,799 in the 1997 period compared to $12,111 in the 1996 period primarily from franchisees.

As a result of these continuing difficulties with the Company's Starlog and SUMON store operations, the Company has decided to withdraw from that business. Accordingly, management brought any remaining assets down to net realizable value by incurring a charge-off in the third fiscal quarter ended March 28, 1998.

Thirteen weeks ended December 27, 1997 ("1997") compared to the Thirteen weeks ended December 28, 1996 ("1996").

The Company's total revenues for the 1997 period of $1,827,222 were earned primarily from retail sales of the Company owned Starlog and SUMON stores ($458,019), both wholesale and retail sales of the Goal Post Distributing (Goal
Post) unit  ($529,920),  and retail sales of the newly acquired KCK  Corporation
(KCK)($839,283). Total revenues for the 1996 period of $1,114,809 reflects retail sales of the Starlog stores ($677,183), franchise fees and royalty revenues ($14,907), and the gross profit earned by the Company's distribution center on sales to its franchised Starlog stores ($422,719). There were no franchised operations for the 1997 period.

Total revenues increased by $712,413 or 64% in the 1997 period from the 1996 period primarily due to the new addition of the Goal Post and KCK units. Net losses amounted to $598,836 for the 1997 period compared with a profit $70,196 in the 1996 period. Losses were incurred in the winding down of both Starlog and SUMON store operations and related absorption of store closing costs of Starlog and SUMON ($535,392) was offset by $88,376 in profits on the new Goal Post unit. The newly acquired KCK unit lost $151,820 due primarily to write-downs of assets ($271,770) in connection with it's Chapter XI bankruptcy. The 1997 loss included a consolidated loss on sale or abandonment of property and equipment of $330,739 relating to these closings and write-downs.

Revenues in the 1996 period were negatively impacted due to the Company's inability to acquire its core inventory products significantly in advance of the holiday season, negative cash flow and lack of adequate working capital.

Cost of Sales, as a percentage of total sales, decreased to 47% in the 1997 period compared with 48% in the 1996 period. Lower gross profits were realized during the inventory liquidation at the Company's Starlog and SUMON units while the Company expected lower gross profits at the Company's Goal Post unit. Gross Profits at the Company's newly acquired KCK unit were higher than anticipated but were offset by write-downs related to reorganization.

Selling, general and administrative expenses were steady in the 1997 period compared with the 1996 period for the existing Starlog and SUMON units except for closing and write-down costs for units being closed. Interest expense increased to $79,051 in the 1997 period from $2,942 in the 1996 period offset by lower interest income of $2,653 in the 1997 period compared to $5,509 in the 1996 period primarily from franchisees.

As a result of these continuing difficulties with the Company's Starlog and SUMON store operations, the Company has decided to withdraw from that business. Accordingly, management brought any remaining assets down to net realizable value by incurring a charge-off in the third fiscal quarter ended March 28, 1998.

Liquidity and Capital Resources

The Company's working capital was $523,151 at December 27, 1997 compared to a working capital deficit of ($1,120,903) at December 28, 1996 as a direct result of continuing operating losses of $1,196,884, offset by positive impacted cash flow from additional net borrowings ($1,247,400), increased vendor support ($304,808) and a planned reduction in inventory ($300,629). These borrowings were made possible by the personal guarantees and direct loans by the Company's majority stockholders'. The 1997 period was negatively impacted in cash flow by continuing operating losses, increases in accounts receivable ($139,903), purchases of property and equipment ($597,583) at the Goal Post and KCK units and the acquisition of KCK during the period requiring a $200,000 acquisition deposit.

During the 1996 period, the Company had net cash used in operating activities of $1,147,785 primarily as a result of a net loss of $233,068 and the remaining portion of approximately $915,000 as a direct result of increases in accounts receivable and inventory relating to acquisitions and the re-capitalization activities of Starlog upon emergence from bankruptcy effective September 7, 1996.

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

Item 6.  Exhibits and Reports on Form 8K

      (a)   No exhibits

      (b)   None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

Starlog Franchise Corporation
Dated: June 8, 1998

By: /s/ John Jack Fitzgerald
    -------------------------------
        John (Jack) Fitzgerald
        President