Form 10QSB
period 1998-03-28
STARLOG FRANCHISE CORP
filed 1998-06-22
CIK 907435

Securities and Exchange Commission
                             Washington, D.C. 20549

                   FORM 10-QSB-Quarterly or Transition Report
                                   (Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) of  THE SECURITIES
         EXCHANGE ACT OF 1934

                 For the thirty-nine weeks ended March 28, 1998

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

                                      Index

                                                                            Page
                                                                            ----
Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets - March 28, 1998 (Unaudited) and
                    June  28, 1997 (Audited)                                   3

         Consolidated Statements of Operations (Unaudited) for the
                    Thirty-nine Weeks Ended March 28, 1998 and
                    March 29, 1997                                             4

         Consolidated Statements of Operations (Unaudited) for the
                    Thirteen Weeks Ended March 28, 1998 and
                    March 29, 1997                                             5

         Consolidated Statements of Cash Flows (Unaudited) for the
                    Thirty-nine Weeks Ended March 28, 1998 and
                    March 29, 1997                                             6

         Consolidated Statements of Stockholders' Equity (Unaudited)           7

         Notes to Consolidated Financial Statements - March 28, 1998           8

Item 2.  Management's Discussion and Analysis or Plan of Operation            13

Part II. Other Information

Item 1.  Legal Proceedings                                                    15

Item 5.  Other Information                                                    15

Item 6.  Exhibits and Reports on Form 8-K                                     15

Signatures                                                                    15

                          STARLOG FRANCHISE CORPORATION
                                and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                     March 28,      June 28,
                                                       1998           1997
                                                       ----           ----
                                     ASSETS         (Unaudited)     (Audited)
Current Assets:
  Cash and cash equivalents                         $   216,901    $   131,720
  Accounts receivable, net of allowance
    or doubtful accounts of $0 and
    $7,000 respectively                                 223,079         50,461
  Inventories, net of reserves of
    $255,000 and $420,000 respectively                  964,216        793,417
  Prepaid expenses and other current assets               1,641         17,632
                                                    -----------    -----------
        Total Current Assets                          1,405,837        993,230

Property and Equipment, net                             227,797        690,528
Reorganization Value in Excess of Amounts
  Allocated to Identifiable Assets                      153,391        543,986
Other Assets                                              5,686         13,875
                                                    -----------    -----------
                                                    $ 1,792,711    $ 2,241,619
                                                    ===========    ===========

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities          $ 1,065,085    $   596,466
  Other liabilities, including reserves                 460,265        206,432
  Loans due to stockholders and affilities              267,616      1,010,000
  Current maturities of long-term debt                  199,750        152,820
                                                    -----------    -----------
        Total Current Liabilities                     1,992,716      1,965,718

Long-Term Liabilities:
  Long-term debt                                      3,003,341        653,180
  Trade & Notes payable subject to compromise              --          316,507
                                                    -----------    -----------
        Total Liabilities                             4,996,057      2,935,405
                                                    -----------    -----------

Stockholders' Equity (Deficit):
  Common stock, $.001 par value; authorized
    40,000,000 shares, issued and
    outstanding 24,237,636 and 3,613,636
    shares respectively                                  24,238         24,238
  Additional paid-in capital                            575,612        575,612
  Accumulated deficit                                (3,803,196)    (1,293,636)
                                                    -----------    -----------
        Net Stockholders' Equity                     (3,203,346)      (693,786)
                                                    -----------    -----------
                                                    $ 1,792,711    $ 2,241,619
                                                    ===========    ===========

          See accompanying notes to consolidated financial statements.

                          STARLOG FRANCHISE CORPORATION
                                and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS of OPERATIONS
                                   (Unaudited)

                                           Thirty-nine Weeks   Thirty-nine Weeks
                                                Ended               Ended
                                               March 28,           March 29,
                                                 1998                1997
                                           -----------------   -----------------
Operating Revenues:
   Retail sales                              $  3,803,752        $  1,510,125
   Sales to franchisees and joint
     ventures                                        --               413,671
   Franchise fees, royalty revenues
     and other                                      6,686              51,645
                                             ------------        ------------
        Total Revenue                           3,810,438           1,975,441
Costs and Expenses:
   Cost of sales                                1,940,560             767,595
   Depreciation and amortization                  177,663             180,965
   Selling, general and administrative          2,959,025           1,900,450
                                             ------------        ------------
        Total Costs and Expenses                5,077,248           2,849,010
                                             ------------        ------------

Profit (Loss) from Operations                  (1,266,810)           (873,569)

Other Income (Expense):
   Interest and dividend income                     2,799              13,691
   Interest Expense                              (183,945)            (15,375)
   Loss on Sale or Abandonment                   (701,734)               --
   Write-off of Reorganization Value -
     Starlog & Sumon                             (513,261)               --
                                             ------------        ------------
        Total Other Income (Expense)           (1,396,141)             (1,684)
                                             ------------        ------------
Net Profit (Loss) for twenty-six
   weeks                                     $ (2,662,951)       $   (875,253)
                                             ============        ============

   Portion of (loss) applicable to
     period up to emergence from
     bankruptcy                                  (153,391)           (243,135)
   Portion of Profit (loss) applicable
     to period subsequent to bankruptcy        (2,509,560)           (632,118)

Net income (loss) per common share           $     (.1097)       $     (.0439)
                                             ============        ============

Weighted average number of common
   shares outstanding                          24,237,636          19,937,636
                                             ============        ============

          See accompanying notes to consolidated financial statements.

                          STARLOG FRANCHISE CORPORATION
                                and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS of OPERATIONS
                                   (Unaudited)

                                                 Thirteen Weeks   Thirteen Weeks
                                                     Ended            Ended
                                                    March 28,        March 29,
                                                      1998             1997
                                                 --------------   --------------
Operating Revenues:
   Retail sales                                   $  1,441,129    $    557,002
   Sales to (Returns from) franchisees and
     joint ventures                                       --           (82,129)
   Franchise fees, royalty revenues and other            3,939           3,379
                                                  ------------    ------------
        Total Revenue                                1,445,068         478,252
Costs and Expenses:
   Cost of sales                                       710,591          79,345
   Depreciation and amortization                        64,366          65,291
   Selling, general and administrative               1,269,433         966,081
                                                  ------------    ------------
        Total Costs and Expenses                     2,044,390       1,110,717
                                                  ------------    ------------

Profit (Loss) from Operations                         (599,322)       (632,465)

Other Income (Expense):
   Interest and dividend income                           --             1,580
   Interest Expense                                    (83,652)        (11,300)
   Loss on sale or abandonment                        (269,832)           --
   Write-off of Reorganization Value -
     Starlog & Sumon                                  (513,261)           --
                                                  ------------    ------------
        Total Other Income (Expense)                  (866,745)         (9,720)
                                                  ------------    ------------

Net Profit(Loss) for thirteen weeks               $ (1,466,067)   $   (642,185)
                                                  ============    ============

   Portion of (loss) applicable to period
     up to emergence from bankruptcy                  (153,391)           --
   Portion of  profit (loss) applicable
     to period subsequent to bankruptcy             (1,312,676)       (642,185)

Net income (loss) per common share                $     (.0605)   $     (.0322)
                                                  ============    ============

Weighted average number of common shares
   outstanding                                      24,237,636      19,937,636
                                                  ============    ============

          See accompanying notes to consolidated financial statements.

                          STARLOG FRANCHISE CORPORATION
                                and SUBSIDIARIES
                        CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)

                                            Thirty-nine Weeks  Thirty-nine Weeks
                                                 Ended              Ended
                                                March 28,          March 29,
                                                  1998               1997
                                            -----------------  -----------------
Cash Flows From Operating Activities:
  Net (Loss) applicable to period up to
    emergence from bankruptcy                 $  (153,391)       $  (243,135)
  Net Profit (Loss) applicable to period
    subsequent to bankruptcy                   (2,509,560)          (632,118)
  Adjustments to reconcile net loss to
    net cash used in operations
    Depreciation and amortization                 177,663            152,820
    Write-off of organization costs                  --               28,145
    Write-off of Reorganization Value-
      Starlog & SUMON                             513,261               --
    Loss on sale or abandonment of assets         701,734               --
    Changes in operating assets and
      liabilities:
      (Increase) in accounts receivable          (172,618)          (101,143)
      Reduction in reserves and other
        liabilities                               253,833           (244,436)
      Decrease (increase) in inventories         (170,799)          (199,013)
      (Increase) in prepaid expenses and
        other current assets                       15,991              6,919
      (Decrease) increase in accounts
        payable and accrued liabilities           468,619            (98,658)
      (Increase) in other working capital           8,189             (7,127)
                                              -----------        -----------
           Net cash used in operating
             activities                          (867,078)        (1,337,746)
                                              -----------        -----------

Cash Flows From Investing Activities:
  Purchases of property and equipment,net          42,118            (12,784)
  Acquisition deposits - KCK and SUMON
    respectively                                 (200,000)           (50,000)
                                              -----------        -----------
           Net cash used in investing
             activities                          (157,882)           (62,784)
                                              -----------        -----------

Cash Flows From Financing Activities:
  Proceeds from issuance of convertible
    debt                                             --               75,000
  Proceeds from loans from stockholders         1,854,707          1,078,842
  Net effect of liabilities subject to
    compromise of acquired company               (928,573)              --
  Issuance of new unsecured notes, net
    of discount                                   484,007            306,000
  Payments on loans from stockholders            (200,000)           (50,000)
  Conversion of convertible debt into
    stock                                        (100,000)          (200,000)
                                              -----------        -----------
           Net cash from financing
             activities                         1,110,141          1,209,842
                                              -----------        -----------

Increase in cash and cash equivalents              85,181           (190,688)

  Cash at beginning of period                     131,720            305,527
                                              -----------        -----------
  Cash at end of period                       $   216,901        $   114,839
                                              ===========        ===========

          See accompanying notes to consolidated financial statements.

                          STARLOG FRANCHISE CORPORATION
                                and SUBSIDIARIES
                 CONSOLIDATED STATEMENTS of STOCKHOLDERS' EQUITY

                                                                    Common Stock
                                                             -------------------------    Additional     Accumulated       Net
                                                              Number of     Par Value      Paid-in         Earnings    Stockholders'
                                                               Shares        Amount         Capital       (Deficit)       Equity
                                                             ----------    -----------    -----------    ------------  -------------
Balances at July 1, 1995 (Audited)                            3,613,636    $     3,614    $ 7,636,711    $(6,860,381)   $   779,944

Net Loss                                                           --             --             --       (2,360,493)    (2,360,493)
                                                             ----------    -----------    -----------    -----------    -----------
Balances at June 29, 1996 (Audited)                           3,613,636          3,614      7,636,711     (9,220,874)    (1,580,549)

Cancellation of founders' stock                              (1,676,000)        (1,676)        (4,606)          --           (6,282)
Conversion of debt into new stock                            18,000,000         18,000        182,000           --          200,000
Net income prior to emergence from bankruptcy                      --             --             --            6,865          6,865
Recapitalization at date of emergence
  from bankruptcy                                                  --             --       (7,609,883)     9,214,009      1,604,126
Issuance of common stock at $.09 share
  for Goal Post Distributing Acquisition                      4,300,000          4,300        371,390           --          375,690
Net loss subsequent to emergence
  from bankruptcy                                                  --             --             --       (1,293,636)    (1,293,636)
                                                             ----------    -----------    -----------    -----------    -----------
Balances at June 28, 1997 (Audited)                          24,237,636    $    24,238    $   575,612    $(1,293,636)   $  (693,786)

Net loss - KCK (prior to emergence from bankruptcy)                --             --             --         (153,391)      (153,391)
Acquisition of KCK Corporation                                     --           12,607           --         (208,248)      (195,641)
Recapitalization at date of emergence
  from bankruptcy                                                  --          (12,607)          --          361,639        349,032
Net loss - thirty-nine weeks (subsequent to
  emergence from bankruptcy)                                       --             --             --       (2,509,560)    (2,509,560)
                                                             ----------    -----------    -----------    -----------    -----------
Balances at  March 28, 1998 (Unaudited)                      24,237,636    $    24,238    $   575,612    $(3,803,196)   $(3,203,346)
                                                             ==========    ===========    ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                 STARLOG FRANCHISE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 28, 1998

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

      In early 1998, the Company has decided to withdraw from the Starlog and SUMON retail stores and concentrate on its candy store and gift, trading card and novelty business. At June 8, 1998 the Company had closed all of these stores with the exception of its Paramus, NJ location. Accordingly, management has written-off or fully reserved any remaining assets to net realizable value by incurring a charge-off in the third fiscal quarter ended March 28, 1998.

      (b) Consolidation and Acquisition

      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries SUMON, LLC (in process of being dissolved), Goal Post Distributing, Inc.(acquired in June 1997) and KCK Corporation (newly acquired in November 1997). All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows of the Company at March 28, 1998 and for all periods presented, have been made.

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

      In November 1997, the Company acquired KCK Corporation (KCK) (which prior to the acquisition, KCK had filed a Chapter 11 Bankruptcy Petition in the United States Bankruptcy Court for the Western District of North Carolina.) for approximately $200,000 in Super Priority financing. The Company also issued 500,000 warrants to purchase common stock at between $.25 - $.50 per share. The warrants expire on September 30, 1998 (200,000 warrants) and September 30, 1999 (300,000 warrants). KCK is a retailer which owns and operates 13 candy stores under the trade name "Candy Candy"and "Candico". The plan of reorganization was approved by the Court on March 19, 1998.

Note 3 - Other Liabilities & Restructured Reserves

      On December 31, 1996 the Company acquired, for $50,000, SUMON, LLC a manufacturer (through Lazer Wizardry) and retailer (through Hologram stores) of Holographic artwork. After it became known that certain unrecorded liabilities existed, the Company decided to put this new Subsidiary into Chapter 11 bankruptcy on February 3, 1997. Subsequently, the court disallowed the bankruptcy. At March 28, 1998 the liabilities of SUMON exceed the assets of SUMON by approximately $613,000. This company is in the process of being dissolved. Any unrecovered investment and advances to SUMON by the Company, were written-off in the third quarter ending March 28, 1998.

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

Results of Operations

Thirty-nine weeks ended March 28, 1998 ("1998") compared to the Thirty-nine weeks ended March 29, 1997 ("1997").

The Company's total revenues for the 1998 period of $3,810,438 were earned primarily from retail sales of the Company owned Starlog and SUMON stores ($1,043,053), both wholesale and retail sales of the Goal Post Distributing (Goal Post) unit ($1,194,238), and retail sales of the newly acquired KCK Corporation (KCK)($1,573,147). Total revenues for the 1997 period of $1,975,441 reflects retail sales of the Starlog and SUMON stores ($1,510,125), franchise fees and royalty revenues ($51,645), and the gross profit earned by the Company's distribution center on sales to its franchised Starlog stores ($413,671). There were no franchised operations for the 1998 period.

Total revenues increased by $1,834,997 or 93% in the 1998 period from the 1997 period primarily due to the new Goal Post and KCK units. Net losses increased to $2,662,951 for the 1998 period from $875,253 in the 1997 period. Losses incurred in the winding down of both Starlog and SUMON store operations and related absorption of store closing costs of Starlog and SUMON ($2,643,648) was offset by $134,088 in profits on the new Goal Post unit. The newly acquired KCK unit lost $153,391 due primarily to write-downs of assets ($282,650) in connection with it's Chapter XI bankruptcy. The 1998 loss included a consolidated loss on sale or abandonment of property and equipment of $701,734 relating to these store closings and write-offs of Reorganization Value of $513,261.

Revenues in the 1997 period were negatively impacted due to the Company's inability to acquire its core inventory products significantly in advance of the holiday season, negative cash flow and lack of adequate working capital.

Cost of Sales, as a percentage of total sales, increased to 51% in the 1998 period compared with 40% in the 1997 period as a result of lower gross profits being realized during the inventory liquidation at the Company's Starlog and SUMON units and expected lower gross profits at the Company's Goal Post unit. Gross Profits at the Company's newly acquired KCK unit were higher than anticipated but were offset by write-downs related to reorganization.

Selling, general and administrative expenses were steady in the 1998 period compared with the 1997 period for the existing Starlog and SUMON units except for closing costs (payroll and rents) for units in the process of being closed as described above. Interest expense increased to $183,945 in the 1998 period from $15,375 in the 1997 period offset by lower interest income of $2,799 in the 1998 period compared to $13,691 in the 1997 period, primarily from franchisees.

As a result of these continuing difficulties with the Company's Starlog and SUMON store operations, the Company has decided to withdraw from that business. Accordingly, management brought any remaining assets down to net realizable value by incurring a charge-off in the third fiscal quarter ended March 28, 1998.

Thirteen weeks ended March 28, 1998 ("1998") compared to the Thirteen weeks ended March 29, 1997 ("1997").

The Company's total revenues for the 1998 period of $1,445,068 were earned primarily from retail sales of the Company owned Starlog and SUMON stores ($357,842), both wholesale and retail sales of the Goal Post Distributing (Goal
Post) unit  ($353,362),  and retail sales of the newly acquired KCK  Corporation
(KCK) ($733,864). Total revenues for the 1997 period of $478,252 reflects retail sales of the Starlog and SUMON stores ($557,002), franchise fees and royalty revenues ($3,379) offset by sale returns received from its franchised Starlog stores ($82,129). There were no franchised operations for the 1998 period.

Total revenues increased by $966,816 or 202% in the 1998 period from the 1997 period (normally a seasonally slow period) due primarily to the addition of both the new Goal Post and KCK units. Net losses amounted to $1,466,067 for the 1998 period compared with a loss of $642,185 in the 1997 period. Losses were also incurred in the winding down of both Starlog and SUMON store operations and related absorption of store closing costs of Starlog and SUMON ($1,451,829) and a loss of $12,667 from the new Goal Post unit. The newly acquired KCK unit lost $1,571 in the quarter. The 1998 loss included a consolidated loss on sale or abandonment of property and equipment of $269,832 relating to these store closings and write-offs of Reorganization Value of $513,261.

Revenues in the 1997 period were negatively impacted due to the Company's inability to acquire its core inventory products significantly in advance of the holiday season, negative cash flow and lack of adequate working capital.

Cost of Sales, as a percentage of total sales, increased to 49% in the 1998 period compared with abnormally low 17% in the 1997 period. Lower gross profits were realized during the inventory liquidation at the Company's Starlog and SUMON units while the Company expected lower gross profits at the Company's Goal Post unit during the seasonally slower quarter. Gross Profits at the Company's newly acquired KCK unit were higher than anticipated but were offset by inventory write-downs related to bankruptcy reorganization.

Selling, general and administrative expenses were steady in the 1998 period compared with the 1997 period for the existing Starlog and SUMON units except for closing (additional payroll and rent) and write-down costs for units being closed. Interest expense increased to $83,652 in the 1998 period from $11,300 in the 1997 period offset by no interest income in the 1998 period compared with $1,580 in the 1997 period, primarily from franchisees.

As a result of these continuing difficulties with the Company's Starlog and SUMON store operations, the Company has decided to withdraw from that business. Accordingly, management brought any remaining assets down to net realizable value by incurring a charge-off in the third fiscal quarter ended March 28, 1998.

Liquidity and Capital Resources

The Company's working capital deficit was $586,879 at March 28, 1998 compared to a deficit of $735,758 at March 29, 1997 as a direct result of continuing operating losses ($2,662,951), acquisition of KCK Corporation ($200,000), planned increases in inventory ($170,799) and receivables ($172,618) from new acquisitions. These negative cash flows were offset by additional net borrowings ($1,854,707), increased vendor support ($468,619), and reductions in reserves and other liabilities ($253,833). The borrowings were made possible by the personal guarantees and direct loans by the Company's majority stockholders'.

During the 1997 period, the Company had net cash used in operating activities of $1,337,746 primarily as a result of a net loss of $875,253 and the remaining portion of approximately $463,000 as a direct result of acquisitions and recapitalization activities upon Starlog's emergence from bankruptcy effective September 7, 1996.

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

No exhibits

None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

Starlog Franchise Corporation
Dated: June 8, 1998

By: /s/ John Jack Fitzgerald
    ---------------------------------
        John (Jack) Fitzgerald
        President