Form 10KSB
period 1998-06-27
STARLOG FRANCHISE CORP
filed 1999-12-09
CIK 907435

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

[X] Annual  Report under Section 13 or 15(d) of the  Securities  Exchange Act of
    1934 (Fee required)

         For the fiscal year ended: June 27, 1998

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from ___________ to ___________.

Commission file number:             0-22638

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)
              (Exact name of Small Business Issuer in Its charter)


New Jersey                                  22-3219281
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

22 Meridian Road, Eatontown New Jersey      07724
 (Address of Principal Executive Offices)   (Zip Code)

Issuer's Telephone Number, Including
Area Code:                                  (732)-380-0991

Securities registered under
section 12(b) of the Act:                   None

Securities registered under
section 12(g) of the Act:                   Common Stock, $.01 Par Value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

YES       NO     X   .
   ------   ---------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $2,230,922

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sale price of such stock, as of November 1, 1999 is $6,292,175.

Check whether issuer has filed all documents and reports required to be filed by
Section 12, 13, 15(d) of the Exchange Act after the  distribution  of securities
under a plan confirmed by the Court. Yes      No   X  .
                                        ------  ------

As of November 1, 1999, the Issuer had 2,516,870 shares of Common Stock, $.01 par value, outstanding.

Item 1.  Business

Overview

The Company changed its focus in the year ended June 27, 1998 to concentrate on the specialty retail sale of bulk candy. Previously, the Company operated Starlog stores that included various science fiction and other products under licensed names. The Company will continue to offer such merchandise as part of its candy operation and not as a stand-alone business.

Effective July 9, 1998, the Company instituted a 1-for-10 reverse stock split, which reduced its outstanding shares of common stock from 20,937,640 to approximately 2,093,764 (including rounding up of fractional shares). Subsequently, the Company issued approximately 423,000 shares pursuant to private placements. Share numbers have been adjusted to reflect such reverse stock split, unless stated to the contrary.

Candico

Candico, Inc. is a retail candy company currently operating 13 stores trading under the name Candy Candy! or Candico (the "Candico Stores"). Several of these stores have been successfully operating for more than 10 years.

The typical Candico store is between 600 and 800 square feet and is located in a high traffic enclosed shopping mall. The Candico stores create visual excitement with an array of colorful candy-filled towers. Candy is an impulse purchase and this bright contemporary look creates a consumer magnetism. The stores are professionally designed and utilize creative lighting effects and proprietary acrylic fixtures to create an upbeat buying atmosphere. In-store sound systems with continuous programmed music are also an integral part of the formula. Because sales are directly proportional to mall foot traffic, prime retail locations are critical.

The Candico stores sell approximately 300 bulk candy items displayed in acrylic bins designed to ensure freshness and cleanliness. Bulk candy is sold with a singular pricing strategy at $7.76 per pound in most stores. This pricing formula enables the stores to enjoy a high gross margin targeted at almost 70%. The one-price concept also allows the customer to randomly shop the store and fill his bag with a wide variety of his favorite candies, promoting higher average sales per customer.

There is no typical customer as the appeal of the Candico stores and product is universal. Children and teens comprise the largest segment of the stores' customer profile; however, adults of all ages frequent the stores. A wide selection of sugar-free candies promotes destination shopping for health conscious and diabetic customers.

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

Plans for Expansion of Candico

The Company intends to expand its successful bulk candy operation and add to its profitability by adding selected, fast-moving items from its science fiction/fantasy/ memborabilia product line to the candy stores. The Company also intends to develop Candy Carousels which will involve small, relatively inexpensive, easy to assemble and transport, candy kiosks. These 400 square foot octagonal "carousels" will be located in enclosed shopping malls and are designed to allow the Company to expand its operations at a far lower per site cost than traditional stores.

On November 24, 1998, Candy Candy Acquisition Corporation ("CCAC") purchased 8 additional candy stores which it contracted the Company to manage. CCAC is a whole owned subsidiary of Hope Associates, LLC which owns more than 50% of the Company's common stock. Hope has granted the Company an option to purchase these stores at its cost as well as an agreement to management these stores. In July 1999 one of these stores was transferred back to the seller in settlement of a dispute. (See Item 12. "Certain Relationships and Related Transactions" below)

Goal Post

Goal Post Distributors, Inc. ("Goal Post") is an international wholesale distributor of sports, comics, science fiction, movie & television trading cards, gaming cards, hobby supplies, collectibles and other toys. It also produces a catalog that is mailed to over 8,500 accounts worldwide.

Goal Post was founded in 1991 to service the growing market of card, comics, and collectibles shops and small to medium specialty store chains. Rapidly expanding, first reaching $1,000,000 in annual sales in 1993, Goal Post grew to service more than 4,000 existing customers and $5,000,000 in sales by 1996. The Company acquired Goal Post at the end of June 1997.

Because the Goal Post Division was operating at a loss, effective June 27, 1998 the Company sold the Goal Post business and related assets back to Kevin VanderKelen, who had originally sold this business to the Company. Under this resale agreement, Mr. VanderKelen transferred back to the Company 330,000 of the 430,000 Company's shares originally received by Mr. VanderKelen and the Company gave Mr. VanderKelen a promissory note for $50,000 (See Item 12. "Certain Relationships and Related Transactions" below).

Stores

In October 1997, The Company entered into an agreement with KCK Corporation and the U.S. Bankruptcy Court to manage and provide certain funding to acquire 14 KCK stores ("Candico") of which 1 store (Princeton Market) was closed in December, 1997. The remaining 13 KCK stores are located throughout the Eastern U.S. in

Connecticut, New Jersey, Maryland, Virginia, Georgia and Florida. Prior to the acquisition of KCK, KCK filed a petition for chapter 11 bankruptcy. KCK voluntarily emerged from bankruptcy in late March 1998 at which time the Company assumed all the assets and liabilities of the newly emerged and reorganized KCK Corporation. Thereafter, the Company merged KCK into Candico Entertainment, Inc., thus changing its name. (See Item 2 "Properties" below for a listing of these locations and certain lease terms).

In November 1998, a subsidiary of Hope Associates, LLC (which owns more than 50% of the outstanding shares of the Company) purchased 8 more candy stores which it granted the Company the right to manage and the option to purchase at Hope Associates' cost. In July 1999 one of these stores was transferred back to the seller in settlement of a dispute. (See Item 12. "Certain Relationships and Related Transactions" below)

The Company at various times has opened 15 Starlog Stores and 6 Sumon/Hologram Stores, all of which have been closed.

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

Background / History

The founder of the Starlog Group, the publisher of several science fiction and horror magazines, started The Company with one Starlog store in 1992. Its original goal was to capitalize on the steadily growing niche market for science fiction and fantasy literature, apparel and collectibles through a network of stores. In November 1993 the Company raised $5.5 million through its initial public offering. Following the offering, the Company's then management rapidly expanded its operations, opening nine stores in 15 months.

Lacking experience in retail chain operations, the original management made, what can now be seen as, several critical errors. First, the Company expanded rapidly based on experience with only one store and without adequate research to determine proper store size, inventory levels, occupancy factors and start-up costs. As a result, stores opened during the first year proved to be too large, with high start-up costs and annual rent commitments that were too high to permit profitable operation. Additionally, the stores were too geographically dispersed for efficient management control. As a result, during their first fiscal year as a public company, losses were suffered totaling $3.2 million and were continuing at a rate of approximately $800,000 a quarter.

Shortly after the Company's current Chief Executive Officer, Mr. John Fitzgerald, joined the Company he recognized these problems and started taking steps to reorganize the Company. In June 1995 Mr. Fitzgerald was appointed President and Chief Operating Officer. In November 1995, the Company filed a voluntary petition for Chapter 11 Bankruptcy. While in Bankruptcy the Company was able to rid itself of its most expensive store leases. In an effort to salvage some of the start-up expenses invested in the stores and to determine if they could be profitable with more favorable lease terms, the Company renegotiated much more favorable terms for the leases of eight of the stores and attempted to operate them. The Company emerged from Chapter 11 in August 1996 and secured working capital from Hope Associates, LLC. ("Hope Associates"), which in exchange, owned at that time approximately 90% of the Company's outstanding Common Stock.

Subsequently, in November 1996 the Company's original executive management and Board of Directors resigned and were replaced by a new Board formed by Hope Associates' principals and Mr. Fitzgerald. Additionally, the founder of the Company relinquished substantially, all of his stock in the Company.

Following the Chapter 11 reorganization, the Company acquired two new businesses, KCK Corporation (now Candico, Inc.), effective March 28, 1998 (See "Business-Candico" above) and, Goal Post Distributors, Inc. in June 1997 (See "Business-Goal Post" above).

Elimination of Unprofitable Starlog and Hologram Stores.

After reviewing the results of the last six Starlog and remaining Hologram Stores, the Company determined in April 1998 that these stores could not operate profitably, even with the more favorably renegotiated lease terms. During the period from October 1997 through January 1998, the six Starlog stores had been suffering operating losses of more than $25,000 a month, greatly offsetting the operating profits of the Company's other divisions.

As a result, the Company closed five of the last six unprofitable Starlog stores and all of the remaining Hologram stores. The last Starlog store was closed in October 1998. The leases for four of six Starlog stores and all of the Hologram stores were expired and the Company had no on-going liability resulting from such closings. In the case of two Starlog stores, the Company was able to terminate the leases by making payments of $12,000 and $15,000 in October 1998.

Termination of License to Use Starlog Name.

On July 1, 1998, the Company was able to terminate its License Agreement with Starlog Group, Inc. to use the "Starlog" trademark in return for making royalty payments. The Company transferred to Starlog Group, Inc. certain assets worth an immaterial amount in connection with such termination.

Financial Information about Industry Segments

From inception through the period ended June 27, 1998, the Company and its subsidiaries have operated in the same industry segment.

Employees

As of November 1, 1999, the Company had 58 employees. This includes the Company's President, General Merchandising Manager, CFO, 1 MIS Manager, 2 District Operations Managers, 1 Warehouse Manager, 1 Merchandising Manager/Buyer, Financial Manager, an Administrative Assistant and 48 retail store employees, of which 16 are full time and 32 are part time.

Item 2.  Properties

On September 30, 1996 the Company's executive offices and distribution center were relocated from Clearwater, Florida to a facility at 945 Brighton Street, Union, New Jersey. This facility consisted of approximately 6,500 square feet leased at a monthly rental of $3,000. This lease terminated on January 31, 1999 and was extended month to month until July 1999. In July 1999, the Company moved its headquarters to it current address of 22 Meridian Road, Eatontown New Jersey. This facility consists of approximately 9,300 square feet lease at a monthly rental of $4,600. This lease terminates on October 31, 2004.

Candico Stores

The following table sets forth the locations of the 13 KCK stores where the Company currently holds a leasehold interest.



Location                                            Retail Square        Lease Termination       Minimum Monthly
                                                       Footage                                        Rent

Harbor Place, Baltimore, MD                              742                  04/30/04             $5,874(1)
Crystal Mall, Waterford, CT                              646                  01/31/04             $4,166-4,583(2)
Bayside Marketplace, Miami, FL                           636                  09/10/00             $3,975(3)
Bridgewater Commons, Bridgewater, NJ                     836                  12/31/03             $6,667(4)
Tampa Bay Center, Tampa, FL                              913                  04/30/01             $1,140 (5)


Rockaway Town Sq. Rockaway, NJ                           535                  10/31/06             $4,458-$4904(6)
Jacksonville Landing, Jacksonville, FL                   563                  02/28/00             $1,173(7)
Woodbridge Center, Woodbridge, NJ                        889               Month-to-Month          $3,334(8)
Macon Mall, Macon, GA                                    662                  02/14/03             $2,917(9)
Pembroke Lakes Mall, Pembroke, FL                        700                  01/31/06             $4,000(10)
Coolsprings Galleria, Franklin, TN                       893                  03/15/02             $3,333(11)
Coliseum Mall, Hampton, VA                               630                  06/30/00             $1,837(12
The Avenues Mall, Jacksonville, FL                       821                  03/09/02             $3,417(13)

(1) Plus 10% of annual Gross Sales over $704,900, plus an annual Merchant's Association Contribution of $4,080.

(2) Plus 10% of annual Gross Sales over $500,000 for the period ending 1/31/99 and $550,000 for the balance of the lease term.

(3) Plus 8% of annual Gross Sales over a "breakpoint" which is $596,250 for the last three years of the lease ending 9/10/99 plus CAM, taxes and extras.

(4)  Plus 8% of annual Gross  Revenues  over  $1,000,000.

(5)  Plus 8% of annual Gross Sale over $25,000.

(6) Plus 10% of annual Gross Revenue, a $4,253 environment charge, a $802 promotional charge, both subject to adjustment.

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

(11) Plus 8% of annual Gross Sales in excess of $500,000 per annum.

(12) Plus 10% of annual Gross Receipts, plus tenants pro-rata share of Common Area Charges and Insurance charges.

(13) Plus 8% of annual Gross Sales in excess of $468,750. Plus Merchants Association Marketing Fund, Media Fund and General Promotional charges of approximately $900 per month, subject to escalation.

At various times, the Company had 15 Starlog Stores and 6 Hologram stores, all of which have been closed by fiscal year end June 27, 1998. Leases for all but 8 of the 15 Starlog Stores were rejected when the Company was in Chapter 11 (See
Item 3 "Legal Proceedings"). All but two of the remaining eight leases expired pursuant to their terms. The Company was able to terminate the other two by making payments of $12,000 and $15,000 in October 1998.

In the case of the various Sumon-Hologram Stores, all the leases were rejected pursuant a Chapter 11 bankruptcy petition (See Item 3 "Legal Proceeding").

In addition to the foregoing, beginning in November 1998 the Company manages 7 stores owned by CCAC, a subsidiary of Hope Associates, LLC. Pursuant to its agreement with Hope, the Company has the right to acquire these stores or CCAC at Hope's cost. CCAC is in the process of obtaining approval of the assignment of the leases to these stores from the respective landlords. No assurances can be given that such consent will be given. (See Item 12. "Certain Relationships and Related Transactions" below)

Item 3.  Legal Proceedings

On November 13, 1995, the Company and its subsidiaries filed petitions for voluntary reorganization under Chapter 11 of the United States Bankruptcy code in the Bankruptcy Division of the District Court of the United States for the Middle District of Florida. The Plan of Reorganization was filed on February 29, 1996, and subsequently amended on May 28, 1996. In July 1996 the Plan was submitted to creditors and stockholders for their vote of approval and on August 28, 1996 the Court confirmed the Plan and the Company emerged from bankruptcy. The major provisions of the Plan were as follows:

Hope Associates, LLC, the secured lender, reduced its secured claims against the Company by $200,000 (leaving it a secured claim of $500,000, all of which was post-petition financing) in exchange for 1,800,000 shares (post one-for-ten reverse split) of the Common Stock of the Company. The 167,600 (post one-for-ten reverse split) shares of

Common Stock of the Company whose voting rights had been assigned to the Company in care of Jack Fitzgerald by the Company's founder and Chairman of the Board, his son and former President of the Company and the former Chairman as Trustee for his daughter as inducement for the secured lender, were canceled.

Holders of general unsecured claims received newly issued new warrants to purchase shares of the Company's Common Stock at the rate of $2.50 (post one-for-ten reverse split) per share, which were distributed at the rate of one warrant for each $0.70 of claim. The remaining 30 percent of the claims of unsecured creditors (totaling $390,000) is to be paid in equal monthly installments over 60 months. Such payments were expected to commence during the third fiscal quarter of 1998.

Common stock equity owners retained their stock but it was significantly diluted. Hope Associates, the secured lender, owned approximately 90% of the Company's outstanding stock before exercise of the creditor warrants and 86% if such warrants were exercised. The equity ownership of the "old stockholders" of the Company was diluted, after the Chapter 11, to slightly more than 9.3%. Such amount was further diluted by the shares issued to the owner of Goal Post Distributors in consideration of the Company's acquisition of that business in June 1997.

During 1996, the Company and Hope Associates engaged in negotiations with Charles Huttoe ("Huttoe") to provide financing to the Company and acquire the ownership of the shares of the Company's Common Stock owned by Hope. In
September, 1996, pursuant to an agreement between Huttoe, Hope Associates and its members, Huttoe provided working capital to the Company aggregating $650,000 prior to completion of any written agreement, and on October l7, 1996 an associate of Huttoe caused a bank loan to Hope Associates in the amount of $500,000 to be paid in full in alleged compliance with the Sales Agreement. On November 7, 1996, the SEC filed a complaint in federal court against Huttoe and others alleging unregistered distribution of the stock of Systems of Excellence, Inc. and manipulation of its stock price. In November 1996, the Court issued a temporary restraining order temporarily freezing assets and accounts of Huttoe and various third party accounts into which payments were made from allegedly Huttoe-controlled accounts. The SEC amended its complaint to include as "relief defendants" the Company, Hope Associates and Hope's members and sought to recover from the relief defendants the sums advanced by Huttoe as working capital to the Company ($650,000) and the bank loan to Hope ($500,000). The SEC made no allegations of wrongdoing as to the Company, Hope Associates or Hope's owners. After negotiations with the SEC an agreement was reached and approved by the Company whereby the Company agreed to repay $500,000 of the $650,000 received from Huttoe (plus interest computed at the rate of 5.55% per annum) in four annual installments, the first three of which to be in the amount of $114,916, and the fourth to comprise the remaining balance of principal and interest. The first such annual installment was paid in April 1998. Hope Associate's members have also agreed to personally guarantee $250,000 of the $500,000 owed by the Company to the SEC.

The Company acquired SUMON, LLC, doing business as the Hologram Company and Lazer Wizardry, on December 31, 1996 for a combination of cash and assumption of liabilities valued at $50,000 and options to purchase common stock of the Company. The operations acquired consisted of a six-store specialty retailer of holographic artwork and gifts and a wholesale distributor of holographic artwork and gifts. On February 3, 1997, the purchase price was adjusted down to zero because of certain matters that were not disclosed by the seller. Subsequently SUMON, LLC filed for Chapter 11 Reorganization in the Bankruptcy Court for the Middle District of Florida. The bankruptcy was dismissed and the company was basically liquidated. The only asset remaining was a store in Orlando, FL, which has been closed.

The Company acquired KCK Corporation and subsequently merged KCK into Candico Entertainment, Inc. (Candico) thus changing its name. The purchase price was $10 cash, plus $200,000 in cash loaned to KCK, and warrants to purchase 50,000 shares (after giving effect to the reverse stock split) at $2.50. As part of the purchase agreement and Plan of Reorganization, the Company converted $100,000 of it's loan into equity of the debtor thereby owning 1,000 shares of newly owned stock in KCK (see Item 7. "Financial Statements" and notes thereto below). The warrants expired unexercised after September 30, 1999.

Item 4.  Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended June 27, 1998. The Plan of Reorganization was submitted to the stockholders in July 1996 and subsequently approved on August 28, 1996.

                                     PART II

Item 5.  Market For Registrant's Common Equity And Related Stockholders Matters

The Common Stock of the Company had previously been quoted on the NASDAQ Small Cap Market under the symbol "SIFI". The stock was removed from their listing upon the Company's filing for bankruptcy but continued to trade under that symbol. Effective July 9, 1998, the Company amended its Articles of Incorporation so as to change its name to its current name "Retail Entertainment Group, Inc." and effected a one-for-ten reverse stock split. In September 1998, the Company changed its trading symbol to "RETN".

The following table sets forth the high and low closing bid prices of the Company's Common Stock from for the last two fiscal periods, as reported by NASDAQ. Bid quotations represent high and low prices quoted between dealers, do not reflect retail markup, markdown or commission, and do not necessarily represent actual transactions. Prices prior to September 12, 1998 are based on pre-reverse-split shares.


                                                                                                     Sales Prices
                                                                                              ---------------------------
                                                                                               High                  Low


Fiscal Year 1997
----------------
Quarter ended September 30, 1996 ........................................                     $ .9375               $ .050
Quarter ended December 31, 1996 .........................................                     $ .5625               $ .125
Quarter ended March 31, 1997 ............................................                     $ .3758               $ .125
Quarter ended June 28, 1997 .............................................                     $ .5800               $ .130


Fiscal Year 1998
----------------
Quarter ended September 30, 1997 ........................................                     $   .79               $  .33
Quarter ended December 31, 1997 .........................................                     $   .65               $  .25
Quarter ended March 31, 1998 ............................................                     $   .54               $  .20
Quarter ended June 27, 1998 .............................................                     $   .49               $  .10


Fiscal Year 1999
----------------
Quarter ended September 30, 1998                                                              $  4.00               $1.100
Quarter ended December 31, 1998                                                               $  3.50               $1.125
Month ended January 31, 1999                                                                  $ 1.125               $1.125



On November 1, 1999, the closing price of the Company's Common Stock was $ 2.50 per share. However, such price does not necessarily reflect the price that would result upon the sale or purchase of a significant number of shares.

On November 1, 1999, the Company had approximately 107 holders of record of its Common Stock. The Company reasonably believes that it has a significantly larger number of beneficial holders of its Common Stock.

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

Results of Operations

The Company dramatically changed its focus in the fiscal year ended June 27, 1998 to concentrate on the specialty retail sale of bulk candy and to a lesser extent on the wholesale distribution of sports, comics and related collectibles and toys. Previously, the Company operated Starlog stores that included various science fiction and other products under licensed names. These stores were unprofitable and all but one were closed during Fiscal Year ended June 27, 1998, resulting in materially improved results during the last quarter (13 weeks) ended June 27, 1998. The results of operations in the Fiscal Quarter (13 weeks) ended June 27, 1998 compared to the Fiscal Quarter ended June 28, 1997 are as follows:

The Company's revenues for the Quarter ended June 27, 1998 ($1,041,703) were up 170% from revenues for the quarter ended June 28, 1997 ($384,981). The Company's revenues for the quarter ended June 27, 1998 were from retail sales for its Candico stores ($677,860), from Shuttlecart Enterprises ($109), from its Goal Post subsidiary ($331,893) which was sold back to the original owner and from retail sales from its Starlog and Hologram stores which were in the process of being discontinued ($31,841). The Company's revenues for the Quarter ended June 28, 1997 were from retail sales for its Starlog stores ($384,981) and franchise fees and royalties ($7,300).

The Company had a consolidated loss of $786,522 for the Quarter ended June 27, 1998. However, only $95,890 of this loss was from continuing operations. The balance of $690,632 was from discontinued Starlog, Sumon and Goal Post operations. The Company had a consolidated loss from continuing operations for the Quarter ended June 28 1997 of $811,518. The fourth fiscal quarter is historically the second slowest quarter for the Company's retail operations, both in its current candy business and it's discontinued businesses.

The Fiscal Year (52 Weeks) ended June 27, 1998 ("1998"), compared to the Fiscal Year (52 Weeks) ended June 28, 1997 ("1997") and Fiscal Year (52 Weeks) ended June 29, 1996 ("1996") follow:

The Company's revenues for 1998, 1997 and 1996 were earned from several sources:
Retail sales for its Candy, Goal Post Distribution Company, Starlog and Hologram Stores, franchise fees and royalties and sales of merchandise to its franchisees. During the second quarter of 1998, the Company managed and operated thirteen Candy Stores (after closing one store and reopening another). The Company owned and operated six Starlog Stores for the first three fiscal quarters of 1998 and closed all but one of these stores down by the fourth fiscal quarter of 1998. (The last Starlog store was closed during October 1998). The Company, owned and operated six Hologram Stores during part of 1998 and closed all of them during the year. The Company acquired Goal Post Distributing, Inc. in late June 1997 and sold the company at the end of June 1998. During fiscal year ended June 28, 1997, the Company owned and operated six Starlog Stores (after opening three and closing three). The Company operated eight Starlog stores during fiscal year ended June 29, 1996.

Total revenues for 1998 increased by 104% to $4,831,947 from $2,367,722 for 1997. Total revenues for 1997 increased by 10% to $2,367,722 from $2,144,316 for 1996. There were sales of merchandise to four franchisees in 1997 and three franchisees in 1996. There were no franchise stores during fiscal 1998. Net sales for the Hologram stores totaled $458,757 since they were acquired on December 31, 1996. All of the Hologram stores have been closed. All Starlog stores were closed during fiscal year 1998, except for one store, which closed in October 1998.

Franchise fees and royalties earned from franchisees for 1998, 1997 and 1996 were $ 0, $58,945 and $61,859, respectively. Sales of merchandise to franchisees were $ 0 in 1998, $413,671 in 1997 and $356,789 in 1996.

Consolidated Cost of sales as a percentage of sales increased to 55% in 1998 compared with 41% in 1997 and 62% for 1996. The decreased gross profit margin in 1998 was due to the acquisition on a new trading card business

(Goal Post) with lower margins and the liquidation of the Hologram and Starlog store operations at distressed prices for merchandise sold. The gross profit margin increase for 1997 is a direct result of increased margins on sales of merchandise to franchisees, ample product for sale during the holiday season and positive physical inventory counts as a direct result of selling inventory that previously had been fully reserved due to anticipated obsolescence, but never materialized.

Consolidated selling, general and administrative expenses (excluding depreciation and amortization) increased in 1998 to $4,020,646 from $2,470,409 in 1997 and $2,544,629 for 1996. The 1998 period included approximately
$1,972,943 in S.G. & A. applicable to the newly acquired Goal Post and Candy store operations. In 1997, $471,917 of additional S.G. & A. was attributable to the SUMON/Hologram stores acquired on December 31, 1996. A decrease applicable to the Starlog stores was due to a conscientious effort to reduce costs in the 1997 and 1996 periods. The Company's selling, general and administrative expenses for 1998, 1997 and 1996 consisted primarily of salaries, rent, franchise related selling expenses, travel, telephone and utilities, professional fees, insurance, depreciation and amortization, and selling, general and administrative expenses. Provision for bad debts increased in 1998 to approximately $100,000 from $5,000 in 1997, of which approximately $84,000 was due to Goal Post operations. Depreciation and amortization decreased to $350,238 in 1998 from $443,093 in 1997 mainly due to write-offs of liquidated Starlog and Hologram operations.

The Company showed a consolidated loss of $3,605,833, all but $385,343 related to discontinued operations. The total 1998 loss included write-offs of $673,039 applicable to a loss on sale or abandonment of assets and $513,261 related to reorganization value both related to discontinued operations. The Company showed a consolidated loss of $1,286,771 for Fiscal year 1997 including income from forgiveness of a debt of $250,000 was applicable to the period up to emergence from bankruptcy. The Company incurred a loss of $2,360,493 for fiscal 1996.

The 1998 fiscal year reflects a provision for bad debts of approximately $100,000 of which $84,000 is applicable to the Goal Post operation. The 1997 period reflects drawdowns in its previously established valuation reserves of $50,000 applicable to inventory and $428,886 applicable to usage of lease renegotiation and bankruptcy contingency reserves. This was partially offset by additions of $62,112 to the allowance for bad debts required by the bankruptcy of two franchisees in the United Kingdom. The net loss for 1996 includes a loss on disposal of property and equipment of approximately $133,000 due to the closing of two company stores and an increase of $76,000 in the provision for inventory shortages.

Liquidity and Capital Resources

The Company had a working capital deficit at June 27, 1998 of $2,190,098 compared to a working capital deficit at June 28, 1997, of $972,488 and a working capital deficit of $1,132,401 at June 29, 1996. The current ratio was
 .073 to 1 in 1998, .51 to 1 in 1997 and .40 to 1 in 1996. The Company is seeking to raise additional capital through private placements. Without such capital the Company does not believe that it has sufficient capital to continue to operate its business. There is no assurance that the Company will be successful in raising such capital.

During Fiscal 1998, the Company had net cash used in operations of $1,125,579. This resulted primarily from a net loss of $3,605,833 less approximately $1,454,000 in non-cash expenses, gains and losses, including depreciation and amortization, recording of Reorganization Value in Excess of Assets Allocated applicable to KCK offset by the write-off of Reorganization Value applicable to Starlog, less write-downs of Trade and other Claims from the emergence from bankruptcy. Decreases in inventories and increases in accounts payable and accruals and reserves for closed stores applicable to Starlog operations offset the decrease in cash. The Company's expenditures for property and equipment for Fiscal 1998 were approximately $98,000 (mainly new leasehold improvements related to the renovation of one KCK store).

During Fiscal 1997, the Company had net cash used in operations of $1,506,541. This resulted primarily from a net loss of $1,286,771 less approximately $775,000 in non-cash expenses, including depreciation and amortization, recording of Reorganization Value in Excess of Assets Allocated, less write-downs of Trade and other Claims from the emergence from bankruptcy. Increases in inventories and decreases in accounts payable and accruals added to the decrease in cash. Net cash used in operating activities for the Fiscal 1996 period was $604,632 resulting primarily from a net loss of $2,360,493 offset by positive operating activities. The Company's expenditures for property and equipment for Fiscal 1997 were $149,378 (mainly net assets acquired of SUMON) compared to $45,694 for Fiscal 1996.

On November 13, 1995, the Company's Starlog subsidiary (Debtor) filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Middle District of Florida. Starlog emerged from bankruptcy effective September 7, 1996. Under Chapter 11, certain claims against the Debtor in existence prior to filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. These claims were reflected in the consolidated balance sheet as "liabilities subject to compromise." The debtor received approval from the Bankruptcy Court to pay certain of its pre-petition obligations, including employee wages. On February 3, 1997, the Company's SUMON/Hologram subsidiary (Debtor) filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Middle District of Florida. Subsequently, the court disallowed the bankruptcy and the SUMON/Hologram Company was basically liquidated. In March 1998 the Company acquired KCK Corporation (which prior to the acquisition, KCK had filed a Chapter 11 Bankruptcy Petition in the United States Bankruptcy Court for the Middle District of North Carolina Winston-Salem Division). The Court approved the Plan of Reorganization and KCK emerged from bankruptcy effective March 28, 1998, the effective date of acquisition.

As of the Confirmation Date, KCK adopted Fresh Start Reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7 (SOP 90-7) -- "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

The Reorganization Value (the approximate fair value) of the Company KCK is based on the consideration of many factors and various valuation methods, including discounted cash flows and price/earnings and other applicable ratios and valuation techniques believed by management and its financial advisors to be representative of the Company's business and industry. The excess of the Reorganization Value over the fair value of net assets and liabilities is reported as Reorganization Value in excess of allocated amounts and is amortized over a fifteen-year period.

In April 1998, the Company decided to withdraw from the Starlog and SUMON/Hologram retail store operations and concentrate on its candy store and gift, and novelty business. By April 1998 the Company had closed all but one of these stores. All remaining property, equipment and inventory have been either sold, written-off or reserved to net realizable value.

The Company acquired Goal Post Distributing, Inc. on June 28, 1997, a wholesale distributor of trading cards and collectibles for 430,000 (post one-for-ten reverse split) shares of common stock of the Company included in the outstanding shares at June 28, 1997. The former owner of Goal Post Distributing purchased 200,000 (post one-for-ten reverse split) shares of common stock of the Company for $250,000 in October 1997 in a private placement.

KCK Corporation is a retailer that owned and operated 14 candy stores under the trade name Candy Candy, and Candico. The Company acquired KCK Corporation, in March 1998, in exchange for $10.00 cash, $200,000 super-priority financing, of which $100,000 was converted to equity of KCK for all the shares of common stock, and warrants to purchase 50,000 shares of common stock (40,000 shares at a strike price of $2.50 per share if exercised by September 28, 1998 or for $4.00 per share if exercised thereafter and 10,000 shares at a strike price of $5.00 a share). All warrants expire on October 1, 1999. Prior to this acquisition by the Company, KCK Corporation filed a Chapter 11 Bankruptcy Petition in the Federal Bankruptcy Court for the Middle District of North Carolina Winston-Salem Division. KCK emerged from Bankruptcy effective March 28, 1998, the effective date of acquisition.

The Independent Auditors Report, which accompanies and is part of the Company's audited consolidated financial statements as of June 27, 1998 and June 28, 1997 and are included as part of this Annual Report, is qualified by the following statement: "The accompanying consolidated financial statements have been prepared assuming that Retail Entertainment Group, Inc. (formerly Starlog Franchise Corporation) and Subsidiaries will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has incurred recurring losses from operations. The Company has not yet shown the ability to generate cash from operations, and as such, this raises substantial doubt about the entity's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties."

Item 7.  Financial Statements

This  information  appears in a separate  section of this Report  following Part
III.

Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

None.

                                    Part III

Item 9.  Directors And Officers Of The Registrant

As of June 30, 1998, the Directors and officers of the Company were as follows:



Name                                                        Age                           Position
----------------------------------------------------- ---------------- -----------------------------------------------

Herman Rush                                                 70         Co-Chairman of Board of Directors
Michael Michaelson                                          76         Co-Chairman of Board of Directors
John (Jack) Fitzgerald                                      57         President, CEO and Director
Ray Markman                                                 71         Director
Kevin M. VanderKelen(1)                                     32         Director
Allan R. Lyons                                              58         Director
Mark Savel(1)                                               45         Director


Mr. VanderKelen resigned as a member of the Board in May 1999. Mr. Savel resigned as a member of the Board in September 1998.

Herman Rush was appointed Chairman of the Board in November of 1995. Mr. Rush, former Chairman and Chief Executive Officer of Coca-Cola Telecommunications, Inc., Senior Vice President of the Entertainment Business Sector of the Coca-Cola Company and a member of the Board of Directors of Columbia Pictures Industries, Inc. and past Chief Operating Officer of Columbus Pictures Television Group, has more than thirty years experience in executive, production and marketing positions. In 1992, Mr. Rush formed Katz- Rush Entertainment whose credits include "The Montel Williams Show" and "The Susan Powter Show." Mr. Rush began his television career in 1951. Mr. Rush was instrumental in the television packaging and network placement of such programs as "Voyage to the Bottom of the Sea", "Lost in Space", "Time Tunnel" and "Land of the Giants".

Michael Michaelson was appointed to the Board of Directors in November of 1995. Earning a BS degree at New York University in 1948, Mr. Michaelson's career has been spent in magazine publishing and direct marketing. Mr. Michaelson currently serves as a member of the Board of Directors of Allied Devices Inc., a publicly held precision tool company. Mr. Michaelson began his career with Look Magazine. He then joined Ziff-Davis where he was Vice President, Circulation Director and a member of the board. In 1961 he became President of Franklin Square Subscription Agency, where he created the first college student multi-magazine subscription card, becoming the official agency of the National Association of College Stores under the name of Campus Subscriptions. In 1979 Mr. Michaelson sold Campus Subscriptions to Publishers Clearing House where he became Senior Vice President, Marketing. He left there in 1980 to found GAMES MAGAZINE with his partner Chip Block. GAMES was sold to PLAYBOY in 1982. He then founded RAINWATER ENTERPRISES, a consulting firm that has served such clients as Rodale Press, Hearst Magazines, Fairchild Publications, Meredith Publishing and the Smithsonian. From 1986 to 1989 Mr. Michaelson was Chairman of the Council on Economic Priorities. He served in the U.S. Army, 35th Infantry, 25th Division in the South Pacific as a Company Commander from 1942 to 1946, receiving a Bronze Star and Purple Heart. From 1986 to 1998, Mr. Michaelson is President and owner of Rainwater Associates, Inc., providing publishing management and marketing consultation services.

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

Ray Markman was appointed to the Board of Directors of the Company in November 1995. Mr. Markman is a multi-faceted entrepreneur with a degree in journalism, advertising and economics at the University of Missouri with postgraduate work at the University of Chicago. Mr. Markman has lectured at the N.Y.U. School of Management and the Kellogg Executive MBA Program at Northwestern University on Strategic Planning. He was Executive Vice President at Encyclopaedia Britannica and a senior executive at the Leo Burnett and McCann-Erickson (Division of Interpublic Group of Companies) advertising agencies. Mr. Markman was a founder of two companies that pioneered the distribution of pre-recorded videocassettes to mass-market outlets for such companies as Disney, Hanna/Barbera and the original Jane Fonda aerobic tapes. He is a member and lecturer at the Direct Marketing Association and Chairman of the Echo Awards Committee (creative marketing awards) and a contributing author for a book on direct marketing. Mr. Markman founded FIND (Foundation for Inventions and New Developments), founded FACT, an organization devoted to public economic education. He was a Director of Chicago City Bank, founder and Director of Mayflower Life Insurance Co. and Seago Real Estate Co., which companies he helped to take public. He is currently President and founder of Life Planning Company that provides financial planning services for high net worth individuals, corporations and pension plans.

Mark Savel was appointed to the Board of Directors in November of 1995. Mr. Savel has been Director of Franchise Development since July 1994. Mr. Savel was responsible for sales training and the marketing and sales of franchises, nationally and internationally, for Starlog Franchise Corporation. Since 1978, Mr. Savel, through his development company, Majic Development Corp., (later Majic Franchise Development, LLC) was and is an area developer and franchise sales consultant for a major automotive after market franchiser. Mr. Savel has held the positions of operations manager, sales trainer, franchise area development agent and franchise sales consultant. Mr. Savel is currently a consultant to Lee Myles Associates Corporation and markets franchises for Lee Myles Transmissions in the Arizona market. Mr. Savel owns two Lee Myles Franchises in Arizona. Mr. Savel resigned as a director in September 1998.

Kevin M. VanderKelen earned a BA degree in marketing and finance in 2 1/2 years from the University of Wisconsin. He started his career founding a screen printing business Body Wraps, Inc. and selling it to employees. He worked for Metropolitan Life, MetLife Securities, Inc. and VanderKelen Investment Company. He started a position as a corresponding pricing analyst for several collectible price guide magazines and includes several nationally published magazine articles to his credit. He founded Goal Post Distributing in 1991 and developed a wholesale distribution concept to service retail trading card, comic, and collectible stores. Goal Post publishes a monthly wholesale catalog and services an international base in excess of 8,000 customers that achieved sales of approximately $5,000,000. Mr. VanderKelen resigned from the Company's Board of Directors in March 1999.

Allan R. Lyons had been a director of the Company from August 1993 until his resignation on November 15, 1995. The Board of Directors reelected Mr. Lyons to serve as a director effective May 15, 1998. Allan R. Lyons, CPA, is a senior member of the firm Piaker & Lyons in Vestal, New York, which he joined in 1964. Mr. Lyons is an active investor and has served on a number of Boards. He is currently a member of the Board of Directors of Ambanc, Inc., Franklin Credit Management Corporation, Officeland, Inc., and Scoreboard, Inc. Scoreboard, Inc. filed for Chapter 11 bankruptcy in March 1998. Mr. Lyons is a member of the American Institute of CPAs, the New York State Society of CPA's and the International Association for Financial Planning. Mr. Lyons was the Comptroller and Finance Director of the Town of Vestal from 1970 to 1997 and is on the Board of Advisor-School of Management -Binghamton University, Treasurer and Trustee of United Health Services and a member of the Endowment Committee of the United Jewish Appeal of Broome County, New York.

All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. No fees have been paid or accrued to directors as compensation for their acting in such capacity. The Company has established an Audit Committee consisting of Allan Lyons and Michael Michaelson and a Compensation Committee, consisting of Messrs. Michaelson, Rush and Lyons. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

Item 10.  Executive Compensation

Summary Compensation Table

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during Fiscal 1998, Fiscal 1997 and Fiscal 1996 by the Company's Executive Officers but does not include information regarding Executive Officers with annual compensation under $100,000, except current Chief Executive Officer.

Annual Compensation


   Name and Principal                                                                                  Other Annual
     Compensation                            Year               Salary $            Bonus $           Compensation $
-------------------------------------- ------------------ ------------------- -------------------- -------------------
John (Jack) Fitzgerald                       1996                $90,525              -0-
 President CEO, Director                     1997               $110,000              -0-                        (1)
                                             1998               $110,000              -0-

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

Contingent Stock Options Granted in Last Fiscal Year:


Option/SAR Grants in Last Fiscal Year-Individual Grant

            (a)                        (b)                        (c)                       (d)               (e)
                                                          % of Total Options
                               Number of Securities        /SARs Granted to
                                Underlying Options        Employees in Fiscal        Exercise or Base      Expiration
            Name                /SARs Granted (#)                 Year                 Price ($/Sh)           Date
----------------------------- ----------------------- --------------------------- ---------------------- -------------
   John (Jack) Fitzgerald
       President-CEO                   0(1)                      --%                       --                ---

(1) On April 1, 1997, the Company granted Mr. Fitzgerald, President and CEO of the Company an option to acquire 300,000 shares (post one-for-ten reverse split) of the Company's common stock until March 31, 2003. The option to acquire 100,000 (post one-for-ten reverse split) of such shares is currently exercisable. The option to acquire the second 100,000 shares (post one-for-ten reverse split) is exercisable only if the Company has $500,000 of annual net profits, before interest, taxes, depreciation and amortization ("EBITDA"), and the option to acquire the remaining 100,000 shares (post one-for-ten reverse split) will be exercisable only if the Company has $1,000,000 of annual net profits EBITDA. This option was in replacement of other options previously granted to Mr. Fitzgerald.

Mr. Kevin VanderKelen, who as the Vice President of the Company and founder of Goal Post Distributing, Inc., in connection with the original acquisition of Goal Post was granted an option to purchase up to 100,000 shares (post one-for-ten reverse split) for prices ranging from $5.00 to $9.00 on a sliding scale over the next five years provided that certain annual gross sale projections from $5,000,000 to $9,000,000 were met. This option was terminated when the Company sold Goal Post back to Mr. VanderKelen effective June 27, 1998.

None of the Company's outstanding options or warrants were exercised during the Fiscal Year ended June 27, 1998 or since then, through November 1, 1999, by any of the name Executive Officers or any other parties. The Company has no long-term incentive plans.

No fees have been paid or accrued to any directors in consideration for them acting as such.

Employment Agreements

The Company originally entered into an employment agreement with Jack Fitzgerald commencing July 11, 1994. This agreement was subsequently amended as of August 15, 1996. As amended the agreement provides for a five- year term, and a salary of $100,000 per year, increasing by $10,000 a year up to $140,000, plus other benefits and a monthly car allowance of $500. In addition Mr. Fitzgerald is eligible for a discretionary bonus of up to 50% of his base salary. Under the 1996 Agreement, Mr. Fitzgerald was to receive an option to purchase, for $.06 per share, such number of shares as equals 5% of the issued and outstanding shares, each year for three years, subject to certain limitations. At the April 1, 1997 Board meeting, it was agreed to amend Mr. Fitzgerald's employment agreement as follows: Mr. Fitzgerald's base salary will be increased from $100,000 to $150,000 when the Company raises $500,000 or more in a currently proposed private placement. Mr. Fitzgerald's previously granted stock option is replaced with an option to purchase a total of 300,000 shares of the Company's common stock (taking into account the reverse split) at $0.60 per shares for a period of five years, ending March 31, 2003. Under this option, 100,000 of such shares are immediately exercisable. The right to exercise the option with respect to the second 100,000 shares will be exercisable only if and after the Company achieves annual pre-tax profits of $500,000 before interest, depreciation, taxes, and amortization ("EBITDA") and the right to exercise the option with respect to the last 100,000 shares will be exercisable only if and after the Company achieves annual pre-tax profits of $1,000,000 EBITDA.

In connection with the acquisition of Goal Post, the Company entered into an employment agreement with its President, Mr. Kevin VanderKelen, dated June 29, 1997. This agreement had a term of five years and provides for annual base salary of $100,000 for the first two years, $115,000 for year 3, $120,000 for year 4 and $125,000 for year 5. This agreement also granted Mr. VanderKelen with an option to purchase a total of up to 100,000 shares of the Company's Common stock (after taking into effect the reverse stock split) as follows. Mr.
VanderKelen's options vest 20,000 shares per year, subject to the Goal Post division reaching gross sales of $5,000,000 for the 1st measurement year ending June 29, 1998, $6,000,000 for the 2nd measurement year ending June 29, 1999, $7,000,000 for the 3rd measurement year ending June 29 2000, $8,000,000 for the 4th measurement year ending June 29, 2001 and $9,000,000 for the 5th measurement year ending June 29, 2002. The option price ranged from $5.00 to $9.00 per share for the 20,000 share increments that would have vested over that period.

Mr. VanderKelen's employment agreement and the related stock option was terminated when the Company sold Goal Post back to Mr. VanderKelen effective June 27, 1998. (See "Certain Relationships and Related Transactions" below)

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following tables sets forth certain information regarding the beneficial ownership of the Company's common stock as of October 1, 1998 by (i) each person known by the Company to own beneficially 5% or more of any class of the Company's voting stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers of the Company as a group. All percentages in this section were calculated on the basis of outstanding securities plus securities deemed outstanding under Rule 13d-3 of the Exchange Act. All shares are expressed post reverse stock split.


      Name and Address of                   Shares of Common                   Percentage of
       Beneficial Owner                           Stock Held                     Shares Held
    -----------------------------------------------------------------------------------------
    Hope Associates, LLC(1)(2)                2,700,000  (2)                          70.74%
    c/o Michael Michaelson
    135 E. 71st St., Apt. 3A
    New York, NY 10021

    Kevin VanderKelen(1)(3)                     572,668 (3)                           22.12%
    Goal Post Distributing, Inc.
    13949-9 W. Hillsborough
    Tampa, FL 33634

(1) Shares outstanding are calculated giving effect to a 1-for-10 reverse stock split which occurred effective July 9, 1998.

(2) Hope Associates, LLC is a limited liability company. The percentage of Hope Associates owned by Directors of the Company is as follows: Michael Michaelson and Herman Rush each own approximately 25.83%; Ray Markman owns approximately 17.22%; Kevin VanderKelen owns approximately 14.35%; Allan Lyons owns 13.89% and Mark Savel owns approximately 2.87%. The 2,700,000 shares attributed to Hope Associates includes warrants to purchase 500,000 and 300,000 shares and an option to purchase 500,000 shares for $1.25 per share. (See Item 12 Certain Relationships and Related Transactions" for a description of the transactions in which the Company granted these warrants and option to Hope Associates.)

(3) Includes 344,448 shares based on Mr. VanderKelen's ownership of 14.35% of Hope Associates and a portion of the warrants and the option to purchase a total of 1,300,000 shares which were granted by the Company in consideration for certain transactions. Hope Associates holds 1,400,000 shares and Hope and/or its members hold warrants and an option to purchase an additional 1,300,000 shares. (See Item 12 Certain Relationships and Related Transactions")

DIRECTORS AND EXECUTIVE OFFICERS


                                                             Shares of Common                  Percentage of
Name of Director or Executive Officer                              Stock Held                    Shares Held
-------------------------------------------------------------------------------------------------------------

Jack Fitzgerald(1)(2)
President, CEO, Director                                              100,000                          3.87%

Kevin M. VanderKelen(1)(3)
Director                                                              572,668                         22.12%

Herman Rush(1)(4)
Co-Chairman of the Board                                              740,669                         25.58%


Michael Michaelson(1)(5)
Co-Chairman of the Board                                              740,448                         25.58%

Mark  Savel(1)(6)
Director of Franchise Development
and Director                                                           54,530                          2.15%

Ray Markman(1)(7)
Director                                                              493,658                         17.83%

Allan R Lyons(1)(8)
Director                                                              448,149                         16.47%

ALL DIRECTORS AND OFFICERS AS A GROUP
(EIGHT PERSONS) (9)                                                 3,160,181                         80.47%
-------------------------------------------------------------------------------------------------------------

(1) All shares expressed after giving effect to a 1 for 10 Reverse Stock Split which occurred effective July 9, 1998. Based on a total number of outstanding shares of 2,516,870. Based on a total number of shares outstanding and options and warrants that were exercisable on November 1, 1999. (See Item 12 "Certain Relationships and Related Transactions").

(2)  Includes 100,000 shares pursuant to currently exercisable options.

(3) Includes 100,000 out of 430,000 shares received by Mr. VanderKelen in June 1997 in connection with the sale to the Company of the assets of Goal Post Distributors, Inc. (330,000 of which were returned to the Company upon the resale of Goal Post), 200,000 shares purchased by Mr. VanderKelen from the Company for $250,000, and 344,448 shares based on Mr. VanderKelen's 14.35% ownership interest in Hope Associates and a portion of the warrants and the option to purchase a total of 1,300,000 shares which were granted by the Company in consideration for certain transactions. Hope Associates holds 1,400,000 shares and Hope and/or its members hold warrants and an option to purchase an additional 1,300,000 shares. (See "Certain Relationships and Related Transactions" below.)

(4) Based on Mr. Rush's approximately 25.83% interest in Hope Associates and a portion of the warrants and the option to purchase a total of 1,300,000 shares which were granted by the Company in consideration for certain transactions. Hope Associates holds 1,400,000 shares and Hope and/or its members hold warrants and an option to purchase an additional 1,300,000 shares. (See "Certain Relationships and Related Transactions" below.) Includes warrants to purchase 181 shares held by Royal Animated Art, Inc of which Mr. Rush owns 66 2/3% of the shares. Royal Animated Art received the warrants in October 1997 along with the other creditors of Company as part of the Chapter 11 proceedings.

(5) Based on Mr. Michaelson's approximately 25.83% interest in Hope Associates and a portion of the warrants and the option to purchase a total of 1,300,000 shares which were granted by the Company in consideration for certain transactions. Hope Associates holds 1,400,000 shares and Hope and/or its members hold warrants and an option to purchase an additional 1,300,000 shares. (See "Certain Relationships and Related Transactions" below.)

(6) Based on Mr. Savel's approximately 2.87% interest in Hope Associates and a portion of the warrants and the option to purchase a total of 1,300,000 shares which were granted by the Company in consideration for certain transactions. Hope Associates holds 1,400,000 shares and Hope and/or its members hold warrants and an option to purchase an additional 1,300,000 shares. (See "Certain Relationships and Related Transactions" below.)

(7) Based on Mr. Markman's approximately 17.22% interest in Hope Associates and a portion of the warrants and the option to purchase a total of 1,300,000 shares which were granted by the Company in consideration for certain transactions. Hope Associates holds 1,400,000 shares and Hope and/or its members hold warrants and an option to purchase an additional 1,300,000 shares. (See "Certain Relationships and Related Transactions" below.)

(8) Based on Mr. Lyons' approximately 13.89% interest in Hope Associates and a portion of the warrants and the option to purchase a total of 1,300,000 shares which were granted by the Company in consideration for certain transactions. Hope Associates holds 1,400,000 shares and Hope and/or its members hold warrants and an option to purchase an additional 1,300,000 shares. (See "Certain Relationships and Related Transactions" below.) Additionally includes 20,000 shares held by Vestal Venture Capital and 30,000 shares held by Lyonshare Venture Capital, two investment partnerships. Mr. Lyons is the Managing Partner of these entities and can vote the shares of the Company held by them. However, he has no ownership interest in such entities or the shares held by them.

(9) Based on shares held by Mr. VanderKelen, currently exercisable options held by Mr. Fitzgerald and another director, the shares held by Hope Associates, and warrants and an option Held by Hope Associate and or its members to purchase 1,300,000 shares.

Item 12. Certain Relationships And Related Transactions

In connection with the bankruptcy reorganization of the Company, 1,800,000 (post one-for-ten reverse split) shares of Common Stock were issued to Hope, resulting in the beneficial ownership of a majority of the Company's Common Stock by certain present officers and directors. Hope subsequently surrendered 200,000 (post one-for-ten reverse split) of its shares to the Company reducing its holdings to 1,600,000 (post one-for-ten reverse split) shares effective July 9, 1998 (of which 200,000 have since been transferred).

In connection with the acquisition of the assets of Goal Post Distributing Inc. in June 1997, 430,000 shares of Common Stock (after giving effect to the 1-for-10 reverse stock split) were issued to Kevin VanderKelen, and in connection with an employment agreement with Mr. VanderKelen the Company granted Mr. VanderKelen an option to acquire up to 100,000 additional shares (also after giving effect to the reverse stock split), subject to the Goal Post Division reaching certain revenue goals (See Item 11 "Security Ownership Of Certain Beneficial Owners And Management"). Additionally, Mr. VanderKelen acquired an additional 200,000 (post-reverse split) shares of the Company from the Company at about the time of the Goal Post acquisition for $250,000.

Effective June 27, 1998, the Company sold the Goal Post business and assets back to Mr. VanderKelen. In connection with this resale, Mr. VanderKelen transferred to the Company 330,000 of the 430,000 (post one-for-ten reverse split) Company shares which he had received when he sold Goal Post to the Company, and the Company gave Mr. VanderKelen a promissory note for $50,000. Also in connection with this transaction, Mr. VanderKelen agreed to the cancellation of his employment agreement and the stock options granted under such agreement.

During fiscal year 1998, the Company borrowed $1,250,000 from BSB Bank in the form of a note payable. The Company also renewed a previous note due to BSB Bank in the amount of $500,000. Subsequently, the members of Hope Associates, LLC, a majority stockholder, personally guaranteed the line of credit from BSB Bank & Trust Co. to the Company in the amount of $1,750,000 and forgave an additional $250,000 due to them by the Company. Hope Associates, LLC assumed the total obligation for the BSB loan, so that the Company will not be a party to the loan, nor will it have any guarantee or liability. The $2,000,000 was recorded as additional paid-in-capital. In consideration for such assumption, the Company will pay an investment fee to Hope Associates in the amount of $20,000 a month. The Company also granted the members of Hope Associates a warrant to purchase, until May 3, 2003, 500,000 shares of the Company's common stock (after giving effect to a proposed reverse stock split) for $1.25 per share.

In April 1998, several of the Directors have made the Company bridge loans totaling $128,090 as follows: Mr. Rush $39,974, Mr. Michaelson $39,974, Mr. Lyons $21,492, and Mr. Markman $26,650. Such loans are evidenced by demand notes and bear 10% interest. It is intended that such loans be repaid from the proceeds of a proposed private placement of the Company's Common Stock. Additionally, Mr. Rush loaned the Company $100,000 in March 1997 which is still outstanding. Rainwater Enterprises Ltd., a company owned by Mr. Michaelson, loaned the Company $100,000 in February 1997, which has been repaid. Mr. VanderKelen also loaned the Company $60,174 pursuant to a demand note bearing interest at 10%, which amount was forgiven following the fiscal year 1998.

Pursuant to an agreement dated November 24, 1998, Candy Candy Acquisition Corporation ("CCAC") acquired eight candy stores (the "Jonford Stores") from Jonford Corporation ("Jonford") for $549,000, of which $225,000 was payable at the time of sale, and the balance of $324,000 which was in the form of a promissory note, payable in 12 quarterly installments of $27,000. CCAC is a wholly owned subsidiary of Hope Associates which owns over 50% of the Company's shares, and was formed for the purpose of making this acquisition. Hope made this acquisition because the Company did not have the funds or access to sufficient credit to make the acquisition itself. However, in connection with this acquisition, CCAC entered into a "Management and Option Agreement" (M&O Agreement") with the Company. Pursuant to the M&O Agreement the Company was retained to manage the eight Jonford Stores and the Company was granted an option to acquire these stores exercisable until November 30, 2001 for the price invested by Hope Associates in CCAC in making this acquisition and supplying necessary working capital to run the Jonford Stores. The M&O Agreement provides that in consideration for managing the stores, the Company will receive Six percent (6%) of Gross Sales from the Jonford Stores and fifty percent (50%) of the "Excess Margin" (amount by which cost of goods sold are less than 38% of sales price). In consideration for the foregoing, the Company granted to those members of Hope Associates who funded such acquisition a Warrant to purchase 500,000 shares at $1.25 a share, exercisable until November 30, 2002. At the time of this acquisition, certain members of Hope loaned or caused to be loaned to the Company $300,000 of working capital due upon demand, and received an additional warrant to purchase 300,000 shares at $1.25 a share, exercisable until November 30, 2002.

In July 1999, in order to settle certain disputes between CCAC and Jonford, the parties entered an amendment of the Jonford Agreement whereby CCAC resold to Jonford one of the eight Jonford Stores and paid Jonford approximately $14,000 and balance due on the Promissory Note was reduced from $298,000 to $108,000.

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

Compliance with 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Officers, Directors and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and ten percent shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on the Company's copies of such forms received or written representations from certain reporting persons that no Form 5's were required for those persons, the Company believes that, during the time period November 10, 1993 to June 28, 1997, all filing requirements applicable to its Officers, Directors and greater than ten percent beneficial owners were complied with.

Item 13.          Exhibits, List And Reports On Form 8-K

(a) Exhibits

The following is a complete list of exhibits, which are incorporated herein, or filed herewith as part of this Report.


                                                                                                 Filed Herewith (X)
                                                                                                 or Incorporated By
No.                                               Exhibit                                             Reference
----------------------------------------------------------------------------------------------------------------------
3.1          Certificate of Incorporation of the Registrant.                                             (1)
3.2          By-Laws of the Registrant, as amended.                                                      (1)
3.3          Amendment to Certificate of Incorporation of Registrant filed July 9, 1998.                  X
3.4          By-Laws of SF Stores, Inc.                                                                  (1)
10.10        Employment  Agreement  dated as of July 1, 1994 between the  Registrant  and Jack           (3)
             Fitzgerald.
10.33        Notice of Confirmation of Plan of Reorganization dated August 28, 1996.                     (3)
10.34        Notices of  Commencement  of Case Under Chapter 11 of the Bankruptcy  Code dated            (3)
             November 13, 1995.
10.35        Agreement of Asset Acquisition and Corporate  Reorganization dated June 28, 1997            (4)
             between the Registrant and Goal Post Distributing, Inc.
10.36        Employment  Agreement  made as of June 29, 1997 between the Registrant and Kevin            (4)
             M. VanderKelen
10.37        Employment  Agreement made as of August 15, 1998 between the Registrant and John            (4)
             (Jack) J. Fitzgerald.
10.38        Purchase  of  Corporation  through  Stock  Purchase,  dated  September  28, 1997            (4)
             between the registrant and KCK Corporation
10.39        Orders dated November 26, 1997 of United States  District Court for the District            (4)
             of Columbia,  incorporating  agreements  relating to repayment of sums  received from Charles O. Huttoe
10.40        Form of Warrant to Purchase  Shares                                                          X
10.41        Agreement  of Asset  Acquisition  dated  November  24, 1998  relating to certain             X
             stores owned by Jonford Corporation
10.42        Management and Option Agreement dated November 24, 1998                                      X
10.43        Sale Agreements relating to resale of Goal Post effective June 27, 1998                      X
10.44        Assumption Agreement, as of April 1, 1998                                                    X
22.1         Subsidiaries of Registrant                                                                   X


(1) Incorporated by reference from the Company's Registration Statement on Form SB-2 for November 10, 1993 (No. 33-68692-NY).

(2) Incorporated by reference from the Company's Annual Report on Form 10K-SB for the Fiscal year ended June 30, 1994.

(3) Incorporated by reference from the company's Annual Report on Form 10K-SB for the Fiscal year ended June 29, 1996.

(4) Incorporated by reference from the company's Annual Report on Form 10K-SB for the Fiscal year ended June 28, 1997

Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the period ended June 27, 1998.

                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 7, 1999

RETAIL ENTERTAINMENT GROUP, INC.


BY:        /s/ John Fitzgerald                  December 7, 1999
   ----------------------------------
         John (Jack) Fitzgerald                 Date
         President, CEO & CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



  /s/ John Fitzgerald                  President,  Chief  Executive  Officer     Date: December 7, 1999
---------------------------
John (Jack) Fitzgerald                 and Director

  /s/ Michael Michaelson               Director                                  Date: December 7, 1999
---------------------------
Michael Michaelson

  /s/ Herman Rush                      Director                                  Date: December 7, 1999
---------------------------
Herman Rush

  /s/ Ray Markman                      Director                                  Date: December 7, 1999
---------------------------
Ray Markman

  /s/ Allan R. Lyons                   Director                                  Date: December 7, 1999
---------------------------
Allan R. Lyons

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                        Consolidated Financial Statements

                         June 27, 1998 and June 28, 1997
                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report


The Board of Directors
Retail Entertainment Group, Inc.
(Formerly Starlog Franchise Corporation):

We have audited the accompanying consolidated balance sheets of Retail Entertainment Group, Inc. (formerly Starlog Franchise Corporation) and Subsidiaries as of June 27, 1998 and June 28, 1997, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Retail Entertainment Group, Inc. (formerly Starlog Franchise Corporation) and Subsidiaries at June 27, 1998 and June 28, 1997, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Retail Entertainment Group, Inc. (formerly Starlog Franchise Corporation) and Subsidiaries will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has incurred recurring losses from operations. The Company has not yet shown the ability to generate cash from operations, as such, this raises substantial doubt about the entity's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.



November 19, 1999

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                           Consolidated Balance Sheets

                         June 27, 1998 and June 28, 1997



                                     ASSETS


                                                                                    June 27, 1998       June 28, 1997
                                                                                    -------------       -------------
Current assets:
    Cash                                                                                $  60,132          $  131,720
    Accounts receivable, net of allowance for
      doubtful accounts of $100,000 and $7,000
      for 1998 and 1997, respectively                                                          --              50,461
    Inventories, net of reserves of $12,500 and
      $420,000 for 1998 and 1997, respectively                                            104,013             793,417
    Prepaid expenses and other current assets                                               8,896              17,632
                                                                                        ---------          ----------

                     Total current assets                                                 173,041             993,230

Property and equipment, net                                                               238,000             690,528
Reorganizational value in excess of amounts
  allocated to identifiable assets, net                                                   510,379             543,986
Other assets                                                                                   --              13,875
                                                                                        ---------          ----------






                                                                                        $ 921,420          $2,241,619
                                                                                        =========          ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                                                    June 27, 1998         June 28, 1997
                                                                                    -------------         -------------
Liabilities:
Current liabilities:
    Accounts payable and accrued expenses                                            $ 1,313,558           $   596,466
    Notes payable - affiliates                                                           398,264               510,000
    Note payable to bank                                                                      --               500,000
    Current portion of long-term debt                                                    346,677               152,820
    Other liabilities, including restructuring reserves                                  304,640               206,432
                                                                                     -----------           -----------

                     Total current liabilities                                         2,363,139             1,965,718

Long-term liabilities:
    Trade and other miscellaneous claims                                                      --               316,507
    Long-term debt                                                                       890,900               653,180
                                                                                     -----------           -----------

                     Total liabilities                                                 3,254,039             2,935,405
                                                                                     -----------           -----------

Stockholders' deficit:
    Common stock, $.01 par value; authorized 6,000,000
      shares, issued and outstanding 2,093,764 and 2,423,764
      shares for 1998 and 1997, respectively                                              20,938                24,238
    Additional paid-in capital                                                         2,545,912               575,612
    Accumulated deficit                                                               (4,899,469)           (1,293,636)
                                                                                     -----------           -----------

                     Net stockholders' deficit                                        (2,332,619)             (693,786)
                                                                                     -----------           -----------



                                                                                     $   921,420           $ 2,241,619
                                                                                     ===========           ===========











See accompanying notes to consolidated financial statements.

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                      Consolidated Statements of Operations

                   Years Ended June 27, 1998 and June 28, 1997

                                                                                    June 27, 1998             June 28, 1997
                                                                                    -------------             -------------
Net sales                                                                            $ 2,230,922               $         -
                                                                                     -----------               -----------

    Total revenues                                                                     2,230,922                         -

Cost of sales                                                                            839,143                         -
                                                                                     -----------               -----------

                     Gross profit                                                      1,391,779                         -

Selling, general and administrative                                                    1,570,740                         -
                                                                                     -----------               -----------

Loss from operations                                                                    (178,961)

Other income (expense):
    Interest and other income                                                              8,839                    13,691
    Interest expense                                                                    (215,221)                  (70,125)
    Loss on asset disposal                                                                    --                  (114,163)
                                                                                     -----------               -----------

                     Loss before reorganization items
                       and discontinued operations                                      (385,343)                 (170,597)

Reorganization items                                                                          --                   250,000
                                                                                     -----------               -----------

                     Loss before discontinued operations
                       and extraordinary items                                          (385,343)                   79,403

Discontinued operations:
    Loss from operations of discontinued operations                                   (2,034,190)               (1,516,174)
    Loss on disposal of discontinued operations                                       (1,186,300)                       --
                                                                                     -----------               -----------

                     Loss before extraordinary items                                 $(3,605,833)              $(1,436,771)










                                                                     (continued)

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                Consolidated Statements of Operations - Continued

                   Years Ended June 27, 1998 and June 28, 1997


                                                                                    June 27, 1998             June 28, 1997
                                                                                    -------------             -------------
Extraordinary items -
    Gain on extinguishment of debt                                                   $        --               $   150,000
                                                                                     -----------               -----------

                     Net loss                                                        $(3,605,833)               (1,286,771)
                                                                                     ===========               ===========

Portion of income applicable to period up to
  emergence from bankruptcy                                                          $        --                     6,865

Portion of loss applicable to period subsequent
  to emergence from bankruptcy                                                        (3,605,833)               (1,293,636)

Basic and diluted net income (loss) per share of common stock:

  Before reorganization and discontinued operations                                         (.16)                     (.07)
                                                                                     -----------               -----------

    Discontinued operations                                                                (1.33)                     (.62)
                                                                                     -----------               -----------

    Reorganization items                                                                      --                       .10

    Extraordinary items                                                                       --                       .06
                                                                                     -----------               -----------

    Net income (loss)                                                                      (1.49)                     (.53)
                                                                                     ===========               ===========

Weighted number of common shares outstanding                                         $ 2,422,859               $ 2,423,764
                                                                                     ===========               ===========

















See accompanying notes to consolidated financial statements.

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                Consolidated Statements of Stockholders' Deficit

                   Years Ended June 27, 1998 and June 28, 1997


                                               Common Stock
                                         -------------------------
                                                              Par           Additional                             Net
                                         Number of           Value            Paid-In        Accumulated      Stockholders'
                                          Shares            Amount            Capital          Deficit           Deficit
                                         ---------         --------         ----------       -----------      -------------
Balances at June 29, 1996 (Debtor-
  in-Possession)                           361,364        $    3,614      $ 7,636,711       $(9,220,874)     $(1,580,549)

Cancellation of founders' stock           (167,600)           (1,676)          (4,606)               --           (6,282)

Conversion of debt into stock            1,800,000            18,000          182,000                --          200,000

Net income prior to emergence
  from bankruptcy                               --                --               --             6,865            6,865

Recapitalization at date of
  emergence from bankruptcy                     --                --       (7,609,883)        9,214,009        1,604,126

Issuance of common stock at $.09/share
  for Goal Post Distributing, Inc.
  acquisition                              430,000             4,300          371,390                --          375,690
Net loss subsequent to emergence
  from bankruptcy                               --                --               --        (1,293,636)      (1,293,636)
                                        ----------        ----------      -----------        -----------      ----------

Balances at June 28, 1997                2,423,764            24,238          575,612        (1,293,636)        (693,786)

Conversion of debt into additional
 paid-in capital                                --                --        2,000,000                --        2,000,000

Consideration received and retirement
 of treasury shares                       (330,000)           (3,300)         (29,700)               --          (33,000)

Net loss                                        --                --               --        (3,605,833)      (3,605,833)
                                        ----------        ----------      -----------        ----------       ----------

Balances at June 27, 1998                2,093,764        $   20,938      $ 2,545,912       $(4,899,469)     $(2,332,619)
                                        ==========        ==========      ===========        ==========       ==========














See accompanying notes to consolidated financial statements.

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                      Consolidated Statements of Cash Flows

                   Years Ended June 27, 1998 and June 28, 1997


                                                                                    June 27, 1998             June 28, 1997
                                                                                    --------------             -------------
Cash flows from operating activities:
    Net loss                                                                        $ (3,605,833)              $(1,286,771)
    Adjustments to reconcile net loss to net cash from
      operating activities:
    Net effects from purchase of Candico Entertainment, Inc.
      and sale of Goal Post Distributors, Inc.:
        Depreciation and amortization                                                    237,103                   443,093
        Accretion of interest                                                             30,800                        --
        (Gain) loss on disposal of property and equipment and
          other assets                                                                   921,345                  (114,163)
        Loss on sale of Goal Post Distributors, Inc.                                     264,955                        --
        Changes in operating assets and liabilities:
             Increase in accounts receivable                                             (18,295)                  (50,440)
             (Increase) decrease in inventories                                          652,538                  (373,981)
             Decrease in prepaid expenses and other current assets                        13,224                     3,997
             (Decrease) increase in accounts payable and accrued expenses                596,883                  (149,303)
             (Decrease) increase other liabilities                                        98,208                  (295,480)
             Increase (decrease) in trade and other miscellaneous
               claims                                                                   (316,507)                  316,507
                                                                                    ------------               -----------

                           Net cash used in operating activities                      (1,125,579)               (1,506,541)
                                                                                    ------------               -----------

Cash flows from investing activities:
    Business acquisitions, net of acquired cash                                          (46,817)                       --
    Purchases of property and equipment                                                  (98,101)                 (149,378)
    (Increase) decrease in other assets                                                   13,875                    (2,888)
                                                                                    ------------               -----------

                           Net cash used in investing activities                        (131,043)                 (152,266)
                                                                                    ------------               -----------

Cash flows from financing activities:
    Proceeds from issuance of notes payable - Post-petition                                   --                    75,000
    Proceeds from Huttoe financing                                                            --                   650,000
    Proceeds from long-term borrowings - bank                                          1,250,000                   500,000
    Proceeds from notes payable - affiliates                                             188,264                   260,000
    Payments to unsecured creditors                                                      (70,000)                       --
    Net payments on long-term debt                                                      (110,802)                       --
    Payments to affiliates                                                              (100,000)                       --
    Proceeds from long-term debt                                                          27,572                        --
                                                                                    ------------               -----------

                           Net cash provided by financing activities                $  1,185,034               $ 1,485,000
                                                                                    ------------               -----------

                                                                     (continued)

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                Consolidated Statements of Cash Flows - Continued

                   Years Ended June 27, 1998 and June 28, 1997


                                                                                  June 27, 1998             June 28, 1997
                                                                                  -------------             -------------

Decrease in cash                                                                   $   (71,588)                 (173,807)

Cash at beginning of year                                                              131,720                   305,527
                                                                                   -----------                 ---------

Cash at end of year                                                                $    60,132                   131,720
                                                                                   ===========                 =========


Supplemental schedule of non-cash financing activities:

On June 27, 1998, the Company received 330,000 shares of its own common stock at $.10 per share and issued a $50,000 note payable for the sale of Goal Post Distributing, Inc.

Interest paid was approximately $188,100 and $73,000 for the years ended June 27, 1998 and June 28, 1997, respectively.

















See accompanying notes to consolidated financial statements.

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                   Notes to Consolidated Financial Statements

                         June 27, 1998 and June 28, 1997

(1)    Summary of Significant Accounting Policies

       (a)  Principal Business Activity

            The principal business activity of Retail Entertainment Group, Inc. (Company) (formerly Starlog Franchise Corporation) is the retail distribution of bulk candy under the name of "Candy Candy!" or Candico (the "Candico Stores"). Previously, the Company operated Starlog stores that included various science fiction and other products. During fiscal year 1998, the Company changed its name from Starlog Franchise Corporation to Retail Entertainment Group, Inc.

       (b)  Consolidation

            The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Candico Entertainment, Inc. (Candico), Goal Post Distributing, Inc., Sumon, LLC and Shuttlecart Enterprises. All significant intercompany transactions and balances have been eliminated in consolidation.

       (c)  Sale of Operations of Goal Post Distributors, Inc.

            In April 1998, the Company's Board of Directors approved the sale of substantially all of the net assets of Goal Post Distributing, Inc. (Goal Post), a wholly-owned subsidiary, back to its original owner, effective June 27, 1998. Under this resale agreement, the Company received 330,000 shares of its own common stock (post 1-for-10 reverse split) in exchange for the net assets of Goal Post and a $50,000 promissory note payable to the previous owner. The common stock received was accounted for as treasury stock using the cost method. Subsequently, the Company retired all of the common shares held in treasury. The cost of the re-acquired shares in excess of par value has been charged to additional paid-in capital. As a result of the sale of Goal Post, certain warrants granted to management of Goal Post have been canceled.

            The Company incurred a loss as a result of the sale of Goal Post of approximately $265,000, which has been reported in the accompanying consolidated statements of operations as part of loss on disposal of discontinued operations (see Note 3).

                                                                     (continued)

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                   Notes to Consolidated Financial Statements

       (d)  Discontinued Operations Reporting

            1. Starlog Franchise Corporation, Sumon, LLC and Goal Post Distributors, Inc.

                On April 25, 1998, the Company's Board of Directors approved the closing of the remaining Starlog and Hologram stores (Sumon,
                LLC) and Goal Post Distributors, Inc. As a result, the Company closed five of the remaining six Starlog stores by June 27, 1998 with the last store closing October 1998. The results of operations of each company are reported in the accompanying reclassified consolidated statements of operations and accumulated deficit under discontinued operations. During fiscal year 1998, the Company wrote down certain assets of the retail operations to their net realizable values and the cost of disposing these operations are also reported in the accompanying reclassified consolidated statements of operations and accumulated deficit under discontinued operations. In addition, the leases of four of the six Starlog stores expired leaving the Company with no ongoing liability resulting from such closings and the remaining two leases were renegotiated resulting in a liability of approximately $27,000 (see Note 3).

       (e)  Inventories

            Inventories, consisting of finished goods, are stated at their net realizable value using the lower of cost or market, and determined by the first-in, first-out method (FIFO).

       (f)  Depreciation and Amortization

            Depreciation and amortization of property and equipment is calculated using the straight-line method over the estimated useful lives of the related assets or life of the lease, whichever is shorter.

       (g)  Revenue Recognition

            The Company recognizes revenue when goods or services are provided.

       (h)  Estimates

            The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results may differ from those estimates.

       (i)  Seasonality

            The Company's sales are seasonal in nature based, in part, on gift buying during holiday periods such as Halloween, Christmas and Easter.

                                                                     (continued)

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                   Notes to Consolidated Financial Statements

       (j)  Franchise Laws and Regulations

            In the prior fiscal year, the Company had franchise operations of which were subject to various franchise laws and regulations. The Company did not operate any such franchises in fiscal year 1998.

       (k)  Reclassifications

            Certain amounts in the 1997 consolidated financial statements have been reclassified to conform with the 1998 presentation. Such reclassifications had no effect on reported total net loss.

       (l)  Cash and Cash Equivalents

            The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

       (m)  Earnings Per Share

            In the fourth quarter of fiscal year 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS 128). In February 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 98 related to SFAS
            128. SFAS 128 replaced the calculation for primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. The Company has no common stock equivalents at June 27, 1998 and June 28, 1997, resulting in diluted earnings per share. The Company's options and warrants were not included in computing dilutive net loss per common share because their effects were anti-dilutive.

       (n)  Income Taxes

            The Company has adopted Statement of Financial Accounting Standards (SFAS 109), Accounting for Income Taxes. Under the asset and liability method of SFAS 109 deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

                                                                     (continued)

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                   Notes to Consolidated Financial Statements

       (o)  Risks and Uncertainties

            (1)  Concentration of Credit Risk

                 Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash and cash equivalents. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate their fair values. The balances, at times, may exceed federally insured limits.

            (2)  Concentrations of Financial Risk

                 The Company is dependent upon funding of Hope Associates, LLC (Hope Associates) which owns greater than 50% of the Company's outstanding common stock.

       (p)  Recent Accounting Pronouncements

            (1)  Comprehensive Income

                 The Company adopted SFAS No. 130, Reporting Comprehensive Income (SFAS 130). Under SFAS 130 changes in net assets of an entity resulting from transactions and other events and circumstances from non-owner sources are reported in the financial statements for the period in which they are recognized. Because there were no such changes, adoption of SFAS 130 did not impact the consolidated financial statements of the Company.

            (2)  Segment Reporting

                 The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company currently operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

            (3)  Derivative Instruments and Hedging Activities

                 In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was released. The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. The Company is required to implement the statement in the first quarter of fiscal 2000. The Company has not used derivative instruments and believes the impact of adoption of this statement will not have a significant effect on the consolidated financial statements.

                                                                     (continued)

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                   Notes to Consolidated Financial Statements

       (p)  Recent Accounting Pronouncements - Continued

            (4)  Long-Lived Assets

                 The Company has adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, (SFAS 121). SFAS 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of that loss would be based on the fair value of the asset. SFAS 121 also generally requires long-lived assets and certain identifiable intangibles to be disposed of to be reported at the lower of the carrying amount or the fair value less cost to sell.

            (5)  Accounting for Stock-Based Compensation

                 The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123). Accordingly, no compensation costs have been recognized for the Company's granted stock options and warrants. Had compensation and other cost for the Company's granted stock options and warrants been determined based on the fair value at the grant date or issuance for awards in 1997 and 1998 consistent with the provisions of SFAS 123, the impact on net loss would have been immaterial.

(2)    Management Agreement and Acquisition of Entity in Chapter 11

       (a)  Management Agreement and Funding

            In October 1997, the Company entered into an agreement with KCK Corporation (Debtor) and the U.S. Bankruptcy Court to manage and provide certain funding while the debtor reorganized under the federal bankruptcy laws. The Company was the debtor's approved post-petition lender of an allowed secured super-priority administrative claim of $200,000. KCK Corporation filed voluntary petitions for relief under Chapter 11 of the Federal Bankruptcy Laws in July 1997.

                                                                     (continued)

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                   Notes to Consolidated Financial Statements

       (b)  Emergence and Acquisition

            The United States Bankruptcy Court for the Middle District of North Carolina, confirmed the Debtor's Plan of Reorganization (the Plan) on March 26, 1998 (the Confirmation Date), allowing the debtor to emerge from Chapter 11 Bankruptcy effective March 28, 1998 (the Effective Date). On March 28, 1998, the Company acquired all of the assets and liabilities of KCK Corporation and effectively owned KCK. The debtor operated under the protection of Chapter 11 following a voluntary petition for reorganization filed July 22, 1997 and amended on March 19, 1998. The Company was the Debtor's approved post-petition lender of an allowed secured, super-priority administrative claim in the amount of $200,000 plus accrued, but unpaid, interest. Pursuant to the Plan, the Company converted $100,000 of its loan into equity of the Debtor and received 1,000 shares of newly issued stock in the Debtor which constituted 100% of the Debtor's issued and outstanding stock. The remaining $100,000 obligation would be paid over a period not to exceed five years. Arrangements satisfactory to the Debtor and the Company have been made for the Debtor's substantial compliance of its obligations to the Company under the Plan. The following are the major provisions under the Plan:

            1. Thomas W. Gray and Sidney A. Crawley reorganized note of $65,000 is a secured claim allowed by the court with interest of 10% per year, payable in 60 equal monthly installments totaling $2,655.89 per month. Payments will begin on the first day of the month following the Effective Date, none of which has been paid.

            2. All allowed administrative expenses shall be paid in full, in cash, on the Effective Date. All administrative expenses were paid except for approximately $36,000.

            3. Allowed tax claims shall be paid over a period not exceeding six years after the date of assessment of such claim, in quarterly payments with interest at 7% per year amortized over that period beginning on the effective date and ending on the date which is six years after the date of assessment. The amount of these claims was $10,000 and was paid prior to June 27, 1998.

            4. NationsBank allowed secured claim of $147,542.46. NationsBank shall receive a note in the amount of its allowed secured claim payable in equal monthly installments amortized based over six years with interest at 9%, due in three years. The monthly payments are due on the first day of each month beginning with the first month following the Effective date. Subsequent to the approval of the plan, KCK's former owners paid the claim to NationsBank, and, the Company agreed to pay the entire amount to the original owners under the same terms. The amount is shown as note payable to NB Services, Inc. in the accompanying consolidated balance sheets.

            5. Johnson County Bank allowed secured claim in the amount of $211,464.67. Johnson County Bank shall receive a note in the amount of its allowed secured claim which shall be payable in equal monthly installments over six years at 9% interest, due in three years. The monthly payments shall be due on the first day of each month beginning with the first month following the Effective Date. This claim has been fully guaranteed by KCK Corporation's former owners.

                                                                     (continued)

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                   Notes to Consolidated Financial Statements

       (b)  Emergence and Acquisition - Continued

            6. Holders of general unsecured claims will receive $70,000 for pro rata payment. The payment was made to an escrow agent. The same unsecured creditors also received a reorganization note in the total amount of $60,000, none of which has been paid. Subsequently, the Court also approved a motion filed by the debtor for a dividend distribution to unsecured creditors. No dividend distributions have been made as of June 27, 1998.

            7.  The Company issued to Nick Tricarico,  Thomas W. Gray and Sidney
                A. Crawley, a total of 50,000 common stock warrants. Each individual was offered 5,000 warrants (15,000) at a strike price of $5.00 per share to be exercised prior to September 30, 1999 and the remaining warrants (35,000) issued at a strike price of $2.50 per share if exercised prior to September 30, 1998 or at $4.00 per share if exercised prior to September 30, 1999.

       (c)  Fresh Start Reporting

            As of the Confirmation Date, the Debtor adopted Fresh Start Reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7 (SOP 90-7) -- "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

            The Reorganization Value (the approximate fair value) of the Debtor was based on the consideration of many factors and various valuation methods, including discounted cash flows and price/earnings and other applicable ratios and valuation techniques believed by management and its financial advisors to be representative of the Debtor's business and industry. The excess of the Reorganization Value over the fair value of net assets and liabilities are reported as Reorganization Value in excess of allocated amounts and will be amortized over a fifteen-year period. The balance of such assets at the date of emergence from bankruptcy was approximately $519,000.

                                                                     (continued)

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                   Notes to Consolidated Financial Statements

       (c)  Fresh Start Reporting - Continued

            The restructured and acquired balance sheet as of March 28, 1998 (effective date of emergence) is as follows:


                                                                        Restructured and acquired
                ASSETS                                                        Balance Sheet
                ------                                                  -------------------------
                Current assets:
                  Cash                                                          $ 166,167
                  Due from affiliates                                               7,797
                  Inventories, net of reserves                                    205,715
                  Prepaid expenses and other assets                                 4,623
                                                                                ---------

                           Total current assets                                   384,302

                Property and equipment, net                                        90,661
                Reorganization value in excess of amounts allocable               519,030
                                                                                ---------

                                                                                $ 993,993

                LIABILITIES AND STOCKHOLDERS' DEFICIT:
                Post Petition Liabilities:
                Current liabilities:
                  Accounts payable and accrued expenses                           201,120
                  Other liabilities, including reserves                            14,761
                  Notes payable - unsecured creditors                             130,000
                                                                                ---------

                           Total current liabilities                              345,881

                Long-term liabilities:
                  Secured notes payable - Johnson County Bank                     211,465
                  Secured notes payable - Gray & Crawley                           65,000
                  Super priority note payable to SFC                              100,000
                  Secured notes payable - NB Services, Inc.                       147,542
                                                                                ---------

                           Total liabilities                                      869,888

                Stockholders' deficit:
                   Common stock                                                        10
                   Additional paid-in capital                                     124,095
                                                                                ---------

                           Net stockholders' equity                               124,105
                                                                                ---------

                                                                                $ 993,993
                                                                                =========



                                                                     (continued)

                                          RETAIL ENTERTAINMENT GROUP, INC.
                                      (Formerly Starlog Franchise Corporation)

                                     Notes to Consolidated Financial Statements

       (c)  Fresh Start Reporting - Continued

            During the current year, while under the Company's management and prior to emergence from bankruptcy, KCK operations were as follows:


                                                                           KCK Operations for the
                                                                           period October 1, 1997
                                                                           through March 28, 1998
                                                                           ----------------------

                Revenue                                                             $ 1,551,879

                Cost of sales                                                           493,029
                                                                                    -----------

                           Gross profit                                               1,058,850

                General and administrative expenses:
                  Rent                                                                  360,598
                  Depreciation and amortization                                         150,841
                  Office and salary expense                                             519,142
                                                                                    -----------

                           Total general and administrative expenses                  1,030,581
                                                                                    -----------

                           Operating income                                              28,269

                  Other income (expense):
                     Other income                                                         5,316
                     Interest expense                                                    (9,480)
                                                                                    -----------

                           Net other income (expense)                                    (4,164)
                                                                                    -----------

                           Net income                                               $    24,105
                                                                                    ===========


            These amounts are included in the Company's consolidated financial statements for the year ended June 27, 1998.

       (d)  Merger

            Effective June 17, 1998, KCK Corporation (KCK) merged with Candico Entertainment, Inc. and subsequently changed its name to Candico Entertainment, Inc. (Candico). Each of the 1,000 shares outstanding of KCK was converted into one share of Candico.

                                                                     (continued)

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                   Notes to Consolidated Financial Statements

(3)    Discontinued Operations

       The Company recorded a net loss of $2,034,190 as part of discontinued operations in the accompanying consolidated statement of operations, respectively. For financial reporting purposes, the assets, liabilities, results of operations and cash flows of Starlog Franchise Corporation, Sumon, LLC and Goal Post Distributors, Inc. are included in the Company's consolidated financial statements. A summary of these assets and liabilities as of June 27, 1998 and June 28, 1997 are as follows:


                                                                        June 27, 1998           June 28, 1997
                                                                        -------------           -------------
         Assets:
           Cash and cash equivalents                                      $        85              $       --
           Accounts receivable, net                                                --                  50,477
           Inventory                                                               --                 793,416
           Other current assets                                                    29                  14,475
           Property, plant and equipment                                           --                 561,236
                                                                          -----------              ----------

                Total assets - discontinued operations                    $       114               1,419,604
                                                                          ===========              ==========

         Liabilities:
           Accounts payable and accrued liabilities                           393,206                 318,512
           Other current liabilities                                          421,462                 146,530
           Long-term liabilities                                                   --                 200,000
                                                                          -----------              ----------

                Total liabilities - discontinued operations                   814,668                 665,042
                                                                          -----------              ----------

                Net assets (liabilities) of discontinued
                  operations                                              $  (814,554)             $  754,562
                                                                          ===========              ==========

       Certain amounts in 1997 have been reclassified for comparative purposes.

       The remaining liabilities of discontinued operations are expected to be renegotiated or paid in fiscal period ended January 31, 1999. The repayment will come from cash from continuing operations or other financing sources.

                                                                     (continued)

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                   Notes to Consolidated Financial Statements

(4)    Property and Equipment

       Property and equipment consist of the following:


                                                                                                       Estimated
                                                            June 27, 1998         June 28, 1997      Useful Life
                                                            -------------         -------------      -----------

           Trade show exhibition displays                      $  44,048             $   45,207          3 years
           Computer equipment and software                       119,207                245,126        3-5 years
           Furniture, fixtures and equipment                     281,994                943,991        3-7 years
           Leasehold improvements                                 91,463                328,251    Life of lease
                                                               ---------             ----------    or 10 years
                                                                 536,712              1,562,575
           Less accumulated depreciation
             and amortization                                   (298,712)              (872,047)
                                                               ---------             ----------

                                                               $ 238,000             $  690,528
                                                               =========             ==========


       Depreciation and amortization related to property and equipment totaled approximately $237,000 and $443,000 for the years ended June 27, 1998 and June 28 1997, respectively.

       Approximately $561,000 of net property and equipment reported in prior year was disposed of in current year as part of discontinued operations (see Note 3).

(5)    Accounts Payable and Accrued Expenses

       Accounts payable and accrued expenses consist of the following:


                                                              June 27, 1998                June 28, 1997
                                                              -------------                -------------
           Accounts payable                                     $ 1,001,631                    $ 494,919
           Accrued professional fees                                 95,000                       44,000
           Accrued payroll                                           39,788                       43,798
           Accrued taxes                                             59,367                        8,685
           Accrued interest                                          16,000                           --
           Accrued rents                                             83,727                           --
           Other                                                     18,045                        5,064
                                                                -----------                    ---------

                                                                $ 1,313,558                    $ 596,466
                                                                ===========                    =========


       Approximately $465,000 of accounts payable and accrued expenses reported in the prior year related to discontinued operations (see Note 3).

                                                                     (continued)

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                   Notes to Consolidated Financial Statements

(6)    Notes Payable - Affiliates

       During 1997, two members of Hope provided $200,000 working capital financing to the Company. One of the members was repaid $100,000 during fiscal year 1998.

       On March 5, 1998, Hope Associates, LLC provided $60,000 of working capital to the Company for operating needs. Interest accrues at the rate of 10% per year payable with principal 90 days after issuance. Interest after default shall be at the rate of 18% per year. At June 27, 1998, none of the note has been repaid.

       In April 1998, certain members of Hope provided funds totaling $188,264 which remained outstanding at June 27, 1998. All of the notes are due upon demand and bear interest at 10% per year.

       On June 27, 1998, the Company sold the remaining net assets of Goal Post Distributing, Inc. (Goal Post) to its original owner (see Note 1). As part of the terms of the sale, the Company agreed to pay $50,000 to the former owner of Goal Post. The $50,000 is recorded as part of notes payable - affiliates and is due upon demand.

(7)    Long-Term Debt

       Amounts due to unrelated entities at June 27, 1998 and June 28, 1997 consists of the following:


                                                                             June 27, 1998        June 28, 1997
                                                                             -------------        -------------
           Note payable to Securities  Exchange Commission
           due  in  annual  installments  through  January
           2002, with interest payable annually at 5.5%.                         $ 396,180            $ 500,000

           Notes  payable to  unsecured  creditors  due in
           monthly  installments  through  June  2002 with
           interest payable monthly at 12% (net
           of unamortized portion imputed interest of $53,200).                    336,800              306,000

           Note  payable  to  Johnson  County  Bank due in
           monthly  installments  through  May  2001  with
           interest at 9%.  This note is fully  guaranteed
           by Gray and Crawley.                                                    218,765                   --

           Note payable to NB Services, Inc. due in monthly
           installments through May 2001 with interest
           at 9%.                                                                $ 160,832            $      --



                                                                     (continued)

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                   Notes to Consolidated Financial Statements

(7)    Long-Term Debt - Continued


                                                                             June 27, 1998        June 28, 1997
                                                                             -------------        -------------
           Note payable to Gray and Crawley due in monthly
           installments through April 2003 with interest at 10%.             $      65,000          $        --

           Notes payable to unsecured creditors due in monthly
           installments through May 2003 with interest at 10%.               $      60,000          $        --
                                                                             -------------          -----------
           Total                                                                 1,237,577              806,000

           Less current installments of long-term debt                             346,677              152,820
                                                                             -------------          -----------

           Long-term debt, excluding current installments                    $     890,900          $   653,180
                                                                             =============          ===========


       The aggregate of future maturities of long-term indebtedness are as follows:

           Fiscal Year Ending June:
           ------------------------

                  1999                             $   346,677
                  2000                                 257,428
                  2001                                 475,066
                  2002                                 130,597
                  2003                                  27,809
                                                   -----------
                                                   $ 1,237,577
                                                   ===========

       During fiscal year 1998, the Company borrowed $1,250,000 from BSB Bank in the form of a note payable. The Company also renewed a previous note due to BSB Bank in the amount of $500,000. Subsequently, in September 1998, Hope Associates, LLC, the majority stockholder, assumed the $1,750,000 notes payable to BSB Bank and forgave an additional $250,000 due to them by the Company, all of which was recorded as a contribution to capital. In consideration for such assumption and contribution, the Company will pay a monthly fee to Hope Associates of approximately $20,000 per month. Subsequently, Hope Associates agreed to waive certain monthly management fees until the Company is able to operate profitably and obtain excess cash flows. The Company also granted the members of Hope Associates a warrant to purchase 500,000 shares of the Company's common stock at an exercise price of $1.25 per share. The warrant expires May 3, 2003. The warrants estimated at fair market value at date of issuance was not material to the Company's financial statements.

                                                                     (continued)

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                   Notes to Consolidated Financial Statements

(8)    Income Taxes

       The Plan of Reorganization of the Company was approved by the United States Bankruptcy Court on August 28, 1996, provided for the issuance of new common stock to satisfy the Company's indebtedness and resulted in an "ownership change" under Section 382 of the United States Tax Code. As a result, total usage of the Company's net operating loss carryforwards of $7,900,000 that occurred prior to emergence from bankruptcy, noted below, will be limited to approximately $20,000 annually or $300,000 over the next 15 years. In addition, deferred deductions, described below, that become deductible for tax purposes during the five year period following the effective date of the bankruptcy are also subject to the annual limitation. Net operating carryforwards (NOL) and future deductions exceeding the annual limitation will expire unutilized. NOL's which resulted subsequent to emergence from bankruptcy will not be fully available for future utilization.

       The Company accounts for income taxes pursuant to the Statement of Financial Accounting Standards No. 109. The approximate amounts of deferred assets at June 27, 1998 and June 28, 1997, respectively, resulting from temporary differences and carryforwards were as follows:


                                                                         June 27, 1998             June 28, 1997
                                                                         -------------             -------------

           Net operating loss carryforwards                                $ 9,300,000               $ 7,900,000
           Expenses recognized for financial
             reporting purposes not yet deductible:
                Provision for inventory shortage                                    --                   400,000
                Other                                                          100,000                   200,000
                                                                           -----------               -----------
                                                                             9,400,000                 8,500,000
                Effective federal and state tax rate                               40%                       40%
                                                                           -----------               -----------

           Total deferred tax asset                                          3,760,000                 3,400,000

           Valuation allowance for deferred tax asset                       (3,760,000)               (3,400,000)
                                                                           -----------               -----------

           Net deferred tax asset                                          $        --               $        --
                                                                           ===========               ===========


(9)    Commitments and Contingencies

       The Company has entered into various non-cancelable operating leases for office, warehouse and retail store space expiring at various dates through 2006. Certain of the leases provide for minimum annual rentals plus additional rental payments based upon sales volume.

                                                                     (continued)

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                   Notes to Consolidated Financial Statements

(9)    Commitments and Contingencies - Continued

       At June 27, 1998, aggregate approximate future minimum rental payments required under operating leases are as follows:

           Fiscal Year Ending June:
           ------------------------
                  1999                            $   637,301
                  2000                                577,156
                  2001                                437,078
                  2002                                405,415
                  2003                                307,165
                  Thereafter                          411,350
                                                  -----------

                                                  $ 2,775,465
                                                  ===========

       Rent expense charged to operations for the years ended June 27, 1998 and June 28, 1997 was approximately $1,116,000 and $721,000, respectively.

       The Company entered into a trademark license agreement with Starlog Communications International, Inc. (SCI), an entity related by common ownership for the exclusive right to use the name, registered trademark and logos "Starlog" and "Starlog: The Cosmic and Science Fiction
       Universe." For the years ended June 27, 1998 and June 28, 1997, no amounts were due under the terms of this agreement. On July 1, 1998, the Company terminated its license agreement with SCI and transferred assets worth an immaterial amount in connection with such termination.

       The Company entered into an employment agreement with the President and CEO commencing July 11, 1994 and subsequently amended August 15, 1996. As amended, the agreement provided for a five-year term and a salary of $100,000 per year, increasing by $10,000 a year up to $140,000, plus other benefits including a discretionary bonus of up to 50% of his base salary. In April 1998, the Board of Directors amended the employment agreement to provide a base salary of $150,000 when the Company raises $150,000 or more in a currently proposed private placement of common stock. The employment agreement also granted certain other stock options (see Note 11).

       The Company is party to various claims and legal actions arising in the ordinary course of business. Management does not believe that the outcome of such claims and legal actions will have a material effect on financial position or results of operations of the Company.

(10)   Stockholders' Equity

       On May 10, 1998, the Company's Board of Directors and shareholders approved a one-for-ten reverse stock split of the outstanding shares of Retail Entertainment Group, Inc. (formerly Starlog Franchise Corporation) to shareholders of record on July 9, 1998. In addition to the reverse split, the Company reduced the number of shares of common stock authorized from 40,000,000, with a .001 par value, to 6,000,000 shares with a .01 par value. Shareholders' equity has been restated to give retroactive recognition to the reverse stock split in prior periods. The total number of shares outstanding following the reverse split was 2,093,764 (see Note 15).


                                                                     (continued)

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                   Notes to Consolidated Financial Statements

(10)   Stockholders' Equity - Continued

       In September 1998, Hope Associates, LLC (Hope Associates), the Company's majority shareholder, assumed $1,750,000 of debt owed by the Company to BSB Bank and forgave $250,000 of debt owed to them by the Company. The transaction resulted in a contribution of $2,000,000 to additional paid-in-capital (see Note 7). Hope Associates personally guaranteed the amounts owed to BSB Bank.

       Effective June 27, 1998, the Company entered into an agreement for the sale of Goal Post Distributors, Inc., a wholly owned subsidiary, back to its original owner. The sale of Goal Post resulted in a loss of approximately $265,000. In addition, in exchange for Goal Post, the Company received as consideration 330,000 shares of the Company's own common stock valued at $.10 per share. The shares were accounted for as treasury shares and resulted in a charge to common stock and additional paid-in-capital of approximately $33,000. The shares were subsequently retired and accounted for using the cost method (see Note 1).

       None of the Company's outstanding options or warrants have been exercised during the fiscal year ended June 27, 1998.

(11)   Stock Options and Warrants

       On April 1, 1997, and subsequently revised in April 1998, the Company granted the President and CEO an option to acquire 300,000 (post one-for-ten reverse split) shares of the Company's common stock until March 31, 2003. The option to acquire 100,000 (post one-for-ten reverse split) of such shares is currently exercisable. The option to acquire the second 100,000 (post one-for-ten reverse split) shares is exercisable only if and after the Company has $500,000 of annual net profits, before interest, taxes, depreciation and amortization (EBITDA) and the option to acquire the remaining 100,000 shares will be exercisable only if and after the Company has $1,000,000 of annual net profits EBITDA. This option is in replacement of other options previously granted. None of the options have been exercised. The Company has no other long-term incentive plans.

       Aggregate Stock Option Activity

       The following tables summarize information about the aggregate stock option and warrant activity (post one-for-ten reverse split) for the year ended June 27, 1998:


                                                                                        Weighted-
                                                                                         average
                                                                     Number             exercise
                                                                   of shares              price
                                                                   ---------            ---------

           Outstanding, beginning of year                           194,000              $  1.52
             Granted                                                550,000                 1.53
           Exercised                                                     --                   --
             Forfeited                                                   --                   --
                                                                    -------              -------
           Outstanding, end of year                                 744,000                 1.53
                                                                    -------              -------
           Options and warrants vested, end of year                 744,000              $  1.53
                                                                    =======              =======

                                                                     (continued)

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                   Notes to Consolidated Financial Statements

(11)   Stock Options and Warrants - Continued



                           Options and Warrants Outstanding                  Options and Warrants Exercisable
                         -----------------------------------                ----------------------------------

                                                                      Weighted-
                                                   Weighted-           average                               Weighted-
                                                    average           remaining                               average
            Average                 Number          exercise         contractual        Number               exercise
         Exercise Price          outstanding         price           life (years)     exercisable              price
         --------------          -----------      -----------        ------------    ------------          -------------

          $.60 - 2.50               194,000          $ 1.52                 5         194,000               $ 1.52
          1.25 - 5.00               550,000            1.53                 3         550,000                 1.53
                                    -------            ----                --         -------               ------

                                    744,000           $1.53                 8         744,000               $ 1.53
                                    =======            ====                ==         =======               ======

                 These tables do not include options and warrants in which certain events or contingencies must be met prior to grant.

        The effect of options and warrants outstanding has not been included in weighted average common and common equivalent shares outstanding in the accompanying consolidated statements of operations and accumulated deficit, as these options would have an antidilutive effect on net loss per weighted average common and common equivalent share.

        Accounting for Stock-Based Compensation

        The Company accounts for its stock option plans under Accounting Principles Board Opinion No. 25 (APB 25), under which no compensation expense has been recognized. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which was effective for fiscal years beginning after December 15, 1995. SFAS 123 allows companies to continue following the accounting guidance of APB 25, but requires pro forma disclosure of net income and earnings per share for the effects on compensation expense had the accounting guidance of SFAS 123 been adopted. The pro forma disclosures are required only for options granted in fiscal years beginning after December 15, 1994.

        The Company adopted the  disclosure-only  provisions of SFAS 123 for the years ended June 27, 1998 and June 28, 1997. Accordingly, no compensation cost has been recognized for the Company's granted stock options and warrants. Had compensation and other costs for the Company's granted stock options and warrants been determined based on the fair value at the grant date or issuance for awards in 1998 and 1997, consistent with the provisions of SFAS 123, the impact on net loss would have been immaterial.

                                                                     (continued)

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                   Notes to Consolidated Financial Statements

(12)    Going Concern

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

(13)    Huttoe Financing

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

                                                                     (continued)

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                   Notes to Consolidated Financial Statements

(13)    Huttoe Financing - Continued

        During fiscal year 1998, the Company and the SEC reached agreement for the repayment of $500,000 of the $650,000 of funds provided by Huttoe. The Company will repay this amount over five years with interest (see
        Note 7). The $150,000 difference between the amount funded by Huttoe and the amount to be repaid to the SEC is reflected in the Consolidated Statements of Operations as gain on extinguishment of debt for the year ended June 28, 1997.

(14)    Year 2000 Issue (Unaudited)

        The Company does not expect the Year 2000 issue to have a significant effect on operations. Management of the Company does not expect major vendors or customers to be unable to sell to, provide services to, or purchase from the Company because of the Year 2000 issue.

(15)    Subsequent Events

        (a)   Reverse Stock Split

              On July 9, 1998, the Company effected a one-for-ten reverse stock split of the outstanding shares of Retail Entertainment Group, Inc. (formerly Starlog Franchise Corporation) to shareholders of record on that date. In addition to the reverse stock split, the Company reduced the number of shares authorized from 40,000,000 to 6,000,000 shares and increased the par value per share from $.001 to $.01. The reverse stock split reduced the number of shares outstanding from 20,937,640 to 2,093,764 shares. All share and per share data appearing in the consolidated financial statements and notes thereto have been retroactively adjusted for the reverse split.

        (b)   Stock Offering

              In November 1998, the Company issued approximately 336,000 shares of common stock at $1.25 per share pursuant to private placements under Regulation D of U.S. Securities laws. The proceeds of approximately $420,000 will be used to provide for working capital and repay certain debts to affiliates.

        (c)   Management and Option Agreement

              On November 24, 1998, the Company entered into a management and option agreement with Hope Associates, LLC, (Hope Associates) a related party, whereby the Company will manage certain retail candy stores (Candy Candy Acquisition Corporation) belonging to Hope Associates, and in exchange grant to Hope Associates 500,000 common stock warrants at $1.25 per share expiring in November 2002. The Company will receive quarterly compensation, based upon a specified formula as noted in the agreement, for its services with respect to the agreement. In addition, the Company has the right and option to purchase, effective the date of the agreement until November 30, 2001, all of the outstanding common stock of Candy Candy Acquisition Corporation. The exercise price for the option is equal to the outstanding balance of any Hope loans and any additional capital contributions or loans made by Hope to Candy Candy Acquisition Corporation.

                                                                     (continued)

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                   Notes to Consolidated Financial Statements

(15)    Subsequent Events - Continued

        (d)   Related Party Note Payable

              In November 1998, Hope Associates, LLC (Hope Associates) loaned the Company $300,000 in working capital to be used to purchase inventories and pay current overhead expenses. The note will accrue interest at 10% with interest payable monthly, and, the note is due upon demand. In conjunction with the money received from Hope Associates, the Company granted to the members of Hope Associates 300,000 common stock warrants at an exercise price of $1.25 expiring November 30, 2002.