Form 10KSB
period 1999-01-31
STARLOG FRANCHISE CORP
filed 1999-12-09
CIK 907435

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

[X] Annual  Report under Section 13 or 15(d) of the  Securities  Exchange Act of
    1934 (Fee required)

         For the fiscal year ended: January 31, 1999

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

YES        NO   X
   ------    ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $1,699,625

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
                                        ----  ----

As of November 1, 1999, the Issuer had 2,516,870 shares of Common Stock, $.01 par value, outstanding.

ITEM 1.  BUSINESS

Overview

The Company changed its focus in the prior fiscal year ended June 27, 1998 to concentrate on the specialty retail sale of bulk candy. Previously, the Company operated Starlog stores that included various science fiction and other products under licensed names. The Company will continue to offer such merchandise as part of its candy operation and not as a stand-alone business.

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

The Candico stores average about 100,000 transactions a year with the average transaction averaging approximately $3.50. The stores are open 7 days a week (72 hours). A typical store is staffed by a manager, a lead, full time sales person, working 30 hours a week and three part time workers who, among the three, average an additional 32 hours a week. Additional staffing is required during busy times such as Christmas and Easter. Generally, there are two sales persons at the store. The cost of a Candico store can range from $50,000 - $175,000 for lease improvements and equipment. Initial inventories average between $12,000 and $15,000.

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

On November 24, 1998, Candy Candy Acquisition Corporation ("CCAC") purchased 8 additional candy stores which it contracted the Company to manage. CCAC is a whole owned subsidiary of Hope Associates, LLC which owns more than 50% of the Company's common stock. Hope has granted the Company an option to purchase these stores at its cost as well as an agreement to manage these stores. In July 1999 one of these stores was transferred back to the seller in settlement of a dispute. (See ITEM 12. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" below)

Goal Post

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

Stores

In October 1997, The Company acquired 14 KCK stores ("Candico") of which 1 store (Princeton Market) was closed in December 1997. The remaining 13 KCK stores are located throughout the Eastern U.S. in Connecticut, New Jersey, Maryland, Virginia, Georgia and Florida. The Company acquired KCK on the date of its reorganization, and emerged from Chapter 11 bankruptcy in late March 1998. Thereafter, the Company merged KCK into Candico Entertainment, Inc., thus changing its name. (See ITEM 2 "PROPERTIES" below for a listing of these locations and certain lease terms). In November 1998, a subsidiary of Hope Associates (which owns more than 50% of the outstanding shares of the Company) purchased 8 more candy stores which it granted the Company the right to manage and the option to purchase at Hope Associates' cost. In July 1999 one of these stores was transferred back to the seller in settlement of a dispute. (See ITEM
12. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" below)

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

Background / History

The Company was started with one Starlog store in 1992 by the founder of the Starlog Group, the publisher of several science fiction and horror magazines. Its original goal was to capitalize on the steadily growing niche market for science fiction and fantasy literature, apparel and collectibles through a network of stores. In November 1993 the Company raised $5.5 million through its initial public offering. Following the offering, the Company's then management rapidly expanded its operations, opening nine stores in 15 months.

Lacking experience in retail chain operations, the original management made, what can now be seen, as several critical errors. First, the Company expanded rapidly based on experience with only one store and without adequate research to determine proper store size, inventory levels, occupancy factors and start-up costs. As a result, stores opened during the first year proved to be too large, with high start-up costs and annual rent commitments which were too high to permit profitable operation. Additionally, these original stores were found to be too geographically dispersed for efficient management control. As a result, during their first fiscal year as a public company, losses were suffered totaling $3.2 million and were continuing at a rate of approximately $800,000 a quarter.

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

Subsequently, in November 1996 the Company's original executive management and Board of Directors resigned and were replaced by a new Board formed by Hope Associates' principals and Mr. Fitzgerald. Additionally, the founder of the Company relinquished substantially all of his stock in the Company.

Following the Chapter 11 reorganization, the Company acquired two new businesses, KCK Corporation (now Candico, Inc.), in March 1998 (See "BUSINESS-Candico" above) and, and Goal Post Distributors, Inc. in June 1997 (See "BUSINESS- Goal Post" above).

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

As a result, the Company closed five of the last six unprofitable Starlog stores and all of the remaining Hologram stores. The last Starlog store was closed in October 1998. The leases for four of the six Starlog stores, and all of the Hologram stores were expired and the Company had no on-going liability resulting from such closings. In the case of two Starlog stores, the Company was able to terminate the leases by making payments of $12,000 and $15,000 in October 1998.

Termination of License to Use Starlog Name.

On July 1, 1998, the Company was able to terminate its License Agreement with Starlog Group, Inc. to use the "Starlog" trademark in return for making royalty payments. The Company transferred to Starlog Group, Inc. certain assets worth an immaterial amount in connection with such termination.

Financial Information about Industry Segments

From inception through the period ended January 31, 1999, the Company and its subsidiaries have operated in the same industry segment.

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

At various times, the Company had 15 Starlog Stores and 6 Hologram stores, all of which have been closed. Leases for all but 8 of the 15 Starlog Stores were rejected when the Company was in Chapter 11 (See Item 3 "LEGAL PROCEEDINGS"). All but two of the remaining eight leases expired pursuant to their terms. The Company was able to terminate the other two by making payments of $12,000 and $15,000 in October 1998.

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

On November 13, 1995, the Company and its subsidiaries filed petitions for voluntary reorganization under Chapter 11 of the United States Bankruptcy code in the Bankruptcy Division of the District Court of the United States for the Middle District of Florida. The Plan of Reorganization was filed on February 29, 1996, and subsequently amended on May 28, 1996. In July 1996 the Plan was submitted to creditors and stockholders for their vote of approval and on August 28, 1996 the Plan was confirmed by the Court and the Company emerged from bankruptcy. The major provisions of the Plan were as follows:

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

Holders of general unsecured claims received newly issued new warrants to purchase shares of the Company's Common Stock at the rate of $2.50 (post one-for-ten reverse split) per share, which were distributed at the rate of one warrant for each $0.70 of claim. The remaining 30 percent of the claims of unsecured creditors (totaling $390,000) is to be paid in equal monthly installments over 60 months. [Such payments were expected to commence during the third fiscal quarter of 1998.]

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

During 1996, the Company and Hope Associates engaged in negotiations with Charles Huttoe ("Huttoe") to provide financing to the Company and acquire the ownership of the shares of the Company's Common Stock owned by Hope. In
September, 1996, pursuant to an agreement between Huttoe, Hope Associates and its members, Huttoe provided working capital to the Company aggregating $650,000 prior to completion of any written agreement, and on October l7, 1996 an associate of Huttoe caused a bank loan to Hope Associates in the amount of $500,000 to be paid in full in alleged compliance with the Sales Agreement. On November 7, 1996, the SEC filed a complaint in federal court against Huttoe and others alleging unregistered distribution of the stock of Systems of Excellence, Inc. and manipulation of its stock price. In November 1996, the Court issued a temporary restraining order temporarily freezing assets and accounts of Huttoe and various third party accounts into which payments were made from allegedly Huttoe-controlled accounts. The SEC amended its complaint to include as "relief defendants" the Company, Hope Associates and Hope's members and sought to recover from the relief defendants the sums advanced by Huttoe as working capital to the Company ($650,000) and the bank loan to Hope Assoc. LLC ($500,000). The SEC made no allegations of wrongdoing as to the Company, Hope Associates or Hope's owners. After negotiations with the SEC an agreement was reached and approved by the Company whereby the Company agreed to repay $500,000 of the $650,000 received from Huttoe (plus interest computed at the rate of 5.55% per annum) in four annual installments, the first three of which to be in the amount of $114,916, and the fourth to comprise the remaining balance of principal and interest. The first such annual installment was paid in April 1998. Hope Associate's members have also agreed to personally guarantee $250,000 of the $500,000 owed by the Company to the SEC.

The Company acquired SUMON, LLC, doing business as the Hologram Company and Lazer Wizardry, on December 31, 1996 for a combination of cash and assumption of liabilities valued at $50,000 and options to purchase common stock of the Company. The operations acquired consisted of a six store specialty retailer of holographic artwork and gifts and a wholesale distributor of holographic artwork and gifts. On February 3, 1997, the purchase price was adjusted down to zero because of certain matters that were not disclosed by the seller. Subsequently, SUMON, LLC filed for Chapter 11 Reorganization in the Bankruptcy Court for the Middle District of Florida. The bankruptcy was dismissed and the company was basically liquidated by fiscal year end June 27, 1998.

The Company acquired KCK Corporation and subsequently merged KCK into Candico Entertainment, Inc. (Candico) thus changing its name. The purchase price was $10 cash, plus $200,000 in cash loaned to KCK, and warrants to purchase 50,000 shares (after giving effect to the reverse stock split) at $2.50. As part of the purchase agreement and Plan of Reorganization, the Company converted $100,000 of it's loan into equity of the debtor thereby owning 1,000 shares of newly owned stock in KCK (see Item 7. "Financial Statements" and notes thereto below). The warrants expired unexercised on September 30, 1999.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended January 31, 1999.

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

                                                        Sales Prices
                                               ------------------------------
                                                   High              Low
Fiscal Year 1997
----------------
Quarter ended September 30, 1996 .............   $  .9375         $   .050
Quarter ended December 31, 1996 ..............   $  .5625         $   .125
Quarter ended March 31, 1997 .................   $  .3758         $   .125
Quarter ended June 28, 1997 ..................   $  .5800         $   .130

Fiscal Year 1998
----------------
Quarter ended September 30, 1997 .............   $    .79         $    .33
Quarter ended December 31, 1997 ..............   $    .65         $    .25
Quarter ended March 31, 1998 .................   $    .54         $    .20
Quarter ended June 27, 1998 ..................   $    .49         $    .10

Fiscal Year 1999
----------------
Quarter ended September 30, 1998                 $   4.00         $  1.100
Quarter ended December 31, 1998                  $   3.50         $  1.125
Month ended January 31, 1999                     $  1.125         $  1.125


On November 1, 1999, the closing price of the Company's Common Stock was $ 2.50 per share. However, such price does not necessarily reflect the price that would result upon the sale or purchase of a significant number of shares.

On November 1, 1999, the Company had 107 holders of record of its Common Stock. The Company reasonably believes that it has a significantly larger number of beneficial holders of its Common Stock.

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

Results of Operations

The Company dramatically changed its focus in the fiscal year ended June 27, 1998 to concentrate on the specialty retail sale of bulk candy and gifts. Previously, the Company operated Starlog stores that included various science fiction and other products under licensed names. These stores were unprofitable and all but one was closed during Fiscal Year ended June 27, 1998.

The Fiscal Year (31 Weeks) ended January 31, 1999 ("1999"), compared to the Fiscal Year (52 Weeks) ended June 27, 1998 ("1998") and Fiscal Year (52 Weeks) ended June 28, 1997 ("1997") follow:

The Company's revenues for 1999, 1998 and 1997 were earned from the following sources: Retail sales for its Candy stores, Gains from Vendor Settlements, Starlog and Hologram Stores, franchise fees and royalties and sales of merchandise to its franchisees. During the second quarter of 1998, the Company managed and operated thirteen Candy Stores (after closing one store and reopening another). The Company owned and operated six Starlog Stores for the first three fiscal quarters of 1998 and closed all but one of these stores by the fourth fiscal quarter of 1998. (The last Starlog store was closed during October 1998). The Company owned and operated six Hologram Stores during part of 1998, and closed all of them by fiscal year end 1998. The Company acquired the Goal Post Distributing, Inc. in late June 1997 and sold the company back at the end of June 1998. During fiscal year ended June 28, 1997, the Company owned and operated six Starlog Stores (after opening three and closing three) and acquired six Hologram stores. The Company operated eight Starlog stores during fiscal year ended June 29, 1996.

Total revenues from continuing operations for 1999 of $1,699,625 were for the 31-week period ending January 31, 1999. This compares to $2,230,922 that was for the 52-week period ending June 27, 1998. On an annualized basis [note: annualized = period / 31 x 52] revenues for the same period were $2,850,984 an increase of 28% over 1998 revenues from continuing operations. The annualized revenues for the period ending January 31,1999 reflect a decreased of 41% from the $4,831,947 for 1998, which includes revenues of approximately $2,598,540 from discontinued operations. Total revenues for 1998 increased by 104% to $4,831,947 from $2,367,722 for 1997. There were sales of merchandise to four franchisees in 1997. Net sales for the Hologram stores totaled $458,757 since they were acquired on December 31, 1996. All of the Hologram stores had been closed by fiscal year end June 27, 1998. All Starlog stores were closed during fiscal year 1998, except for one store, which closed in October 1998.

Franchise fees and royalties earned from franchisees for 1999, 1998 and 1997 were $ 0, $ 0 and $58,945, respectively. Sales of merchandise to franchisees were $0 in 1999, $ 0 in 1998 and $413,671 in 1997.

Consolidated cost of sales as a percentage of sales decreased to 31% in 1999 compared with 55% in 1998 and 41% for 1997. The increased gross margin % in 1999 is due to the acquisition of Candico Candy Stores and the discontinuance of unprofitable operations in fiscal year 1998. This has resulted in the new direction of the company exiting unprofitable operations for profitable operations. The decreased gross profit margin in 1998 was due to the acquisition on a new trading card business (Goal Post) with lower margins and the liquidation of the Hologram and Starlog store operations at distressed prices for merchandise sold. The gross profit margin increase for 1997 is a direct result of increased margins on sales of merchandise to franchisees, ample product for sale during the holiday season and positive physical inventory counts as a direct result of selling inventory that previously had been fully reserved due to anticipated obsolescence, but never materialized.

Consolidated selling, general and administrative expenses (excluding depreciation and amortization) when annualized decreased in 1999 to $2,285,265 from $4,020,646 in 1998 and $2,470,409 for 1997. The 1998 period included approximately $1,972,943 in S.G. & A. applicable to the newly acquired Goal Post and Candy store operations. In 1997, $471,917 of additional S.G. & A. was attributable to the SUMON/Hologram stores acquired on December 31, 1996. A decrease S, G & A was due to a conscientious effort to reduce costs. The Company's selling, general and administrative expenses for 1999, 1998 and 1997 consisted primarily of salaries, rent, franchise related selling expenses, travel, telephone and utilities, professional fees, insurance, depreciation and amortization, and the selling, general and administrative expenses of the retail Candico and Goal Post operations, Starlog and Hologram stores. In 1998 the provision for bad debts increased to approximately $100,000 of which approximately $84,000 in 1998 and $5,000 in 1997 was applicable to the Goal Post operation. Depreciation and amortization decreased to $94,996 in 1999 from $350,238 in 1998 mainly due to write-offs of liquidated and discontinued operations.

The Company showed a consolidated net profit of $230,095, primarily due to gains from extinguishment of debt of $707,388. The Candico Candy Stores reported a net loss of $1,440 for the period. In 1998 the Company reported a loss of $3,605,833. The total 1998 loss included write-offs of $673,039 applicable to a loss on sale or abandonment of assets and $513,261 related to reorganization value both of which related to discontinued operations. The Company showed a consolidated net loss of $1,286,771 for Fiscal year 1997 including income from forgiveness of debt of $250,000, applicable to the period up to emergence from bankruptcy.

1999 fiscal year reflects a provision for bad debt of $0. 1998 fiscal year reflects a provision for bad debts of approximately $100,000 of which $84,000 is applicable to the Goal Post operation. The 1997 period reflects drawdowns in its previously established valuation reserves of $50,000 applicable to inventory and $428,886 applicable to usage of lease renegotiation and bankruptcy contingency reserves. This was partially offset by additions of $62,112 to the allowance for bad debts required by the bankruptcy of two franchisees in the United Kingdom.

Liquidity and Capital Resources

The Company had a working capital deficit at January 31, 1999 of $1,695,932 compared to a working capital deficit at June 27, 1998, of $2,190,098 and a working capital deficit of $972,488 at June 28, 1997. The current ratio was .14 to 1 in 1999, .07 to 1 in 1998 and .51 to 1 in 1997. The Company is seeking to raise additional capital through private placements. Without such capital the Company does not believe that it has sufficient capital to continue to operate its business. There is no assurance that the Company will be successful in raising such capital.

During Fiscal 1999, the Company had net cash used in operations of $564,574. This resulted primarily from a net gain from forgiveness of debt of $707,388. The Company's expenditures for property and equipment for Fiscal 1999 were approximately $44,000 (mainly new property and equipment related to the renovation of one Candico store).

During Fiscal 1998, the Company had net cash used in operations of $1,125,579. This resulted primarily from a net loss of $3,605,833 less approximately $1,454,203 in non-cash expenses, gains and losses, including depreciation and amortization, recording of Reorganization Value in Excess of Assets Allocated applicable to KCK offset by the write-off of Reorganization Value applicable to Starlog, less write-downs of Trade and other Claims from the emergence from bankruptcy. Decreases in inventories and increases in accounts payable and accruals and reserves for closed stores applicable to Starlog operations offset the decrease in cash. The Company's expenditures for property and equipment for Fiscal 1998 were approximately $98,000 (mainly new leasehold improvements related to the renovation of one Candico store).

In March 1998 the Company acquired KCK Corporation (which prior to the acquisition, KCK had filed a Chapter 11 Bankruptcy Petition in the United States Bankruptcy Court for the Middle District of North Carolina Winston-Salem Division). The plan of reorganization was approved by the Court and KCK emerged from bankruptcy effective March 28, 1998, the effective date of acquisition.

As of the Confirmation Date, KCK adopted Fresh Start Reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7 (SOP 90-7) -- "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

The Reorganization Value (the approximate fair value) of the Company is based on the consideration of many factors and various valuation methods, including discounted cash flows and price/earnings and other applicable ratios and valuation techniques believed by management and its financial advisors to be representative of the Company's business and industry. The excess of the Reorganization Value over the fair value of net assets and liabilities is reported as excess Reorganization Value and is amortized over a fifteen-year period.

KCK Corporation is a retailer that owned and operated 14 candy stores under the trade name Candy Candy, and Candico. The Company acquired KCK Corporation, in March, 1998, in exchange for $10.00 cash for 1,000 shares of stock, $200,000 super-priority financing and warrants to purchase 50,000 shares of common stock (40,000 shares at a strike price of $2.50 per share if exercised by September 28, 1998 or for $4.00 per share if exercised thereafter and 10,000 shares at a strike price of $5.00 a share). All warrants expire on October 1, 1999. Effective the date of acquisition $100,000 of super-priority financing was converted to equity.

The Independent Auditors Report, which accompanies and is part of the Company's audited financial statements as of January 31, 1999 and June 27, 1998 and are included as part of this Annual Report, is qualified by the following statement:
"The accompanying consolidated financial statements have been prepared assuming that Retail Entertainment Group, Inc. (formerly Starlog Franchise Corporation) and Subsidiaries will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has incurred recurring losses from operations. The Company has not yet shown the ability to generate cash from operations and as such, this raises substantial doubt about the entity's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties."

ITEM 7. FINANCIAL STATEMENTS

This  information  appears in a separate  section of this Report  following Part
III.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS AND OFFICERS OF THE REGISTRANT

As of January 31, 1999 the Directors and officers of the Company were as follows:

Name                               Age                   Position
--------------------------------------------------------------------------------

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

Herman Rush was appointed Chairman of the Board in November of 1995. Mr. Rush, former Chairman and Chief Executive Officer of Coca-Cola Telecommunications, Inc., Senior Vice President of the Entertainment Business Sector of the Coca-Cola Company and a member of the Board of Directors of Columbia Pictures Industries, Inc. and past Chief Operating Officer of Columbus Pictures Television Group, has more than thirty years experience in executive, production and marketing positions. In 1992, Mr. Rush formed Katz-Rush Entertainment whose credits include "The Montel Williams Show" and "The Susan Powter Show." Mr. Rush began his television career in 1951. Mr. Rush was instrumental in the television packaging and network placement of such programs as "Voyage to the Bottom of the Sea", "Lost in Space", "Time Tunnel" and "Land of the Giants".

Michael Michaelson was appointed to the Board of Directors in November of 1995. Earning a BS degree at New York University in 1948, Mr. Michaelson's career has been spent in magazine publishing and direct marketing. Mr. Michaelson currently serves as a member of the Board of Directors of Allied Devices Inc., a publicly held precision tool company. Mr. Michaelson began his career with Look Magazine. He then joined Ziff-Davis where he was Vice President, Circulation Director and a member of the board. In 1961 he became President of Franklin Square Subscription Agency, where he created the first college student multi-magazine subscription card, becoming the official agency of the National Association of College Stores under the name of Campus Subscriptions. In 1979 Mr. Michaelson sold Campus Subscriptions to Publishers Clearing House where he became Senior Vice President, Marketing. He left there in 1980 to found GAMES MAGAZINE with his partner Chip Block. GAMES were sold to PLAYBOY in 1982. He then founded RAINWATER ENTERPRISES, a consulting firm that has served such clients as Rodale Press, Hearst Magazines, Fairchild Publications, Meredith Publishing and the Smithsonian. From 1986 to 1989 Mr. Michaelson was Chairman of the Council on Economic Priorities. He served in the U.S. Army, 35th Infantry, 25th Division in the South Pacific as a Company Commander from 1942 to 1946, receiving a Bronze Star and Purple Heart. From 1986 to 1998, Mr. Michaelson is President and owner of Rainwater Associates, Inc., providing publishing management and marketing consultation services.

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

Ray Markman was appointed to the Board of Directors of the Company in November 1995. Mr. Markman is a multi-faceted entrepreneur with a degree in journalism, advertising and economics at the University of Missouri with post graduate work at the University of Chicago. Mr. Markman has lectured at the N.Y.U. School of Management and the Kellogg Executive MBA Program at Northwestern University on Strategic Planning. He was Executive Vice President at Encyclopaedia Britannica and a senior executive at the Leo Burnett and McCann-Erickson (Division of Interpublic Group of Companies) advertising agencies. Mr. Markman was a founder of two companies that pioneered the distribution of pre-recorded video cassettes to mass market outlets for such companies as Disney, Hanna/Barbera and the original Jane Fonda aerobic tapes. He is a member and lecturer at the Direct Marketing
Association and Chairman of the Echo Awards Committee (creative marketing awards) and a contributing author for a book on direct marketing. Mr. Markman founded FIND (Foundation for Inventions and New Developments), founded FACT, an organization devoted to public economic education. He was a Director of Chicago City Bank, founder and Director of Mayflower Life Insurance Co. and Seago Real Estate Co., which companies he helped to take public. He is currently President and founder of Life Planning Company which provides financial planning services for high net worth individuals, corporations and pension plans.

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

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during Fiscal 1999, Fiscal 1998 and Fiscal 1997 by the Company's Executive Officers but does not include information regarding Executive Officers with annual compensation under $100,000, except current Chief Executive Officer.

Annual Compensation



   Name and Principal                                                                          Other Annual
     Compensation                    Year              Salary $              Bonus $          Compensation $
--------------------------------------------------------------------------------------------------------------
John (Jack) Fitzgerald
 President CEO, Director             1997             $110,000                  -0-                 (1)
                                     1998             $110,000                  -0-
                                     1999             $ 64,166                  -0-

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


Option/SAR Grants in Last Fiscal Year-Individual Grant

            (a)                        (b)                         (c)                  (d)                 (e)
                                                         % of Total Options
                               Number of Securities        /SARs Granted to
                                Underlying Options        Employees in Fiscal      Exercise or Base      Expiration
            Name                /SARs Granted (#)                 Year               Price ($/Sh)           Date
----------------------------------------------------------------------------------------------------------------------
   John (Jack) Fitzgerald
       President-CEO                   0(1)                      --%                       --                ---


(1) On April 1, 1997, the Company granted Mr. Fitzgerald, President and CEO of the Company an option to acquire 300,000 shares (post one-for-ten reverse split) of the Company's common stock until March 31, 2003. The option to acquire 100,000 (post one-for-ten reverse split) of such shares is currently exercisable. The option to acquire the second 100,000 shares (post one-for-ten reverse split) is exercisable only if the Company has $500,000 of annual net profits, before interest, taxes, depreciation and amortization ("EBITDA"), and the option to acquire the remaining 100,000 shares (post one-for-ten reverse split) will be exercisable only if and Company has $1,000,000 of annual net profits EBITDA. This option was in replacement of other options previously granted to Mr. Fitzgerald.

Mr. Kevin VanderKelen, who as a Vice President of the Company and founder of Goal Post Distributing, Inc., in connection with the original acquisition of Goal Post was granted an option to purchase up to 100,000 shares (post one-for-ten reverse split) for prices ranging from $5.00 to $9.00 on a sliding scale over the next five years provided that certain annual gross sale projections from $5,000,000 to $9,000,000 were met. This option was terminated when the Company sold Goal Post back to Mr. VanderKelen effective June 27, 1998.

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

In connection with the acquisition of Goal Post, the Company entered into an employment agreement with its President, Mr. Kevin VanderKelen, dated June 29, 1997. This agreement had a term of five years and provides for annual base salary of $100,000 for the first two years, $115,000 for year 3, $120,000 for year 4 and $125,000 for year 5. This agreement also granted Mr. VanderKelen with an option to purchase a total of up to 100,000 shares of the Company's Common stock (after taking into effect the reverse stock split) as follows. Mr.
VanderKelen's options vest 20,000 shares per year, subject to the Goal Post division reaching gross sales of $5,000,000 for the 1st measurement year ending June 29, 1998, $6,000,000 for the 2nd measurement year ending June 29, 1999, $7,000,000 for the 3rd measurement year ending June 29 2000, $8,000,000 for the 4th measurement year ending June 29, 2001 and $9,000,000 for the 5th measurement year ending June 29, 2002. The option price ranged from $5.00 to $9.00 per share for the 20,000 share increments, which would have vested over that period.

Mr. VanderKelen's employment agreement and the related stock option were terminated when the Company sold Goal Post back to Mr. VanderKelen effective June 27, 1998. (See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" below)

ITEM  11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

  Name and Address of           Shares of Common        Percentage of
   Beneficial Owner                   Stock Held          Shares Held
--------------------------------------------------------------------------------

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

DIRECTORS AND EXECUTIVE OFFICERS

                                                    Shares of Common          Percentage of
Name of Director or Executive Officer                     Stock Held            Shares Held
-------------------------------------------------------------------------------------------

Jack Fitzgerald(1)(2)
President, CEO, Director                                     100,000                  3.87%

Kevin M. VanderKelen(1)(3)
Director                                                     572,668                 22.12%

Herman Rush(1)(4)
Co-Chairman of the Board                                     740,669                 25.58%

Michael Michaelson(1)(5)
Co-Chairman of the Board                                     740,448                 25.58%

Mark  Savel(1)(6)
Director of Franchise Development
and Director                                                  54,530                  2.15%

Ray Markman(1)(7)
Director                                                     493,658                 17.83%

Allan R Lyons(1)(8)
Director                                                     448,149                 16.47%

ALL DIRECTORS AND OFFICERS AS A GROUP
(EIGHT PERSONS) (9)                                        3,160,181                 80.47%
-------------------------------------------------------------------------------------------


(1) All shares expressed after giving effect to a 1 for 10 Reverse Stock Split which occurred effective July 9, 1998. Based on a total number of outstanding shares of 2,516,870. Based on a total number of shares outstanding and options and warrants which were exercisable on November 1, 1999. (See Item 12 "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

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

(4) Based on Mr. Rush's approximately 25.83% interest in Hope Associates and a portion of the warrants and the option to purchase a total of 1,300,000 shares which were granted by the Company in consideration for certain transactions. Hope Associates holds 1,400,000 shares and Hope and/or its members hold warrants and an option to purchase an additional 1,300,000 shares.. (See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" below.) Includes warrants to purchase 181 shares held by Royal Animated Art, Inc of which Mr. Rush owns 66 2/3% of the shares. Royal Animated Art received the warrants in October 1997 along with the other creditors of Company as part of the Chapter 11 proceedings.

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

In connection with the acquisition of Goal Post Distributing Inc. in June 1997, 430,000 shares of Common Stock (after giving effect to the 1-for-10 reverse stock split) were issued to Kevin VanderKelen, and in connection with an employment agreement with Mr. VanderKelen the Company granted Mr. VanderKelen an option to acquire up to 100,000 additional shares (also after giving effect to the reverse stock split), subject to the Goal Post Division reaching certain revenue goals (See Item 11 "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT"). Additionally, Mr. VanderKelen acquired an additional 200,000 (post reverse split) shares of the Company from the Company at about the time of the Goal Post acquisition for $250,000.

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

During fiscal year 1998, the Company borrowed $1,250,000 from BSB Bank in the form of a note payable. The Company also renewed a previous note due to BSB Bank in the amount of $500,000. Subsequently, the members of Hope Associates, LLC, a majority stockholder, personally guaranteed the line of credit from BSB Bank & Trust Co. to the Company in the amount of $1,750,000 and forgave an additional $250,000 due to them by the Company. Hope Associates, LLC assumed the total obligation for the BSB loan, so that the Company will not be a party to the loan, nor will it have any guarantee or liability. The $2,000,000 was recorded as additional paid-in-capital. In consideration for such assumption, the Company will pay an investment fee to Hope Associates in the amount of approximately
$20,000 a month. The Company also granted the members of Hope Associates a warrant to purchase, until May 3, 2003, 500,000 shares of the Company's common stock (after giving effect to a proposed reverse stock split) for $1.25 per share.

In April 1998, various of the Directors have made the Company bridge loans totaling $128,090 as follows: Mr. Rush $39,974, Mr. Michaelson $39,974, Mr. Lyons $21,492, and Mr. Markman $26,650. Such loans are evidenced by demand notes and bear 10% interest. It is intended that such loans be repaid from the proceeds of a proposed private placement of the Company's Common Stock. Additionally, Mr. Rush loaned the Company $100,000 in March 1997 which is still outstanding. Rainwater Enterprises Ltd., a company owned by Mr. Michaelson, loaned the Company $100,000 in February 1997, which has been repaid. Mr. VanderKelen also loaned the Company $60,174 pursuant to a demand note bearing interest at 10%, which amount was forgiven following the fiscal year 1998.

Pursuant to an agreement dated November 24, 1998, Candy Candy Acquisition Corporation ("CCAC") acquired eight candy stores (the "Jonford Stores") (of which one was subsequently sold back to the seller) from Jonford Corporation ("Jonford") for $549,000, of which $225,000 was payable at the time of sale, and the balance of $324,000 which was in the form of a promissory note, payable in 12 quarterly installments of $27,000. CCAC is a wholly owned subsidiary of Hope Associates, which owns over 50% of the Company's shares and was formed for the purpose of making this acquisition. Hope made this acquisition because the Company did not have the funds or access to sufficient credit to make the acquisition itself.

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

Compliance with 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Officers, Directors and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and ten percent shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on the Company's copies of such forms received or written representations from certain reporting persons that no Form 5's were required for those persons, the Company believes that, during the time period November 10, 1993 to June 27, 1998, all filing requirements applicable to its Officers, Directors and greater than ten percent beneficial owners were complied with.

ITEM 13.   EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits

The following is a complete list of exhibits which are incorporated herein or filed herewith as part of this Report.

                                                                                                 Filed Herewith (X)
                                                                                                 or Incorporated By
No.                                               Exhibit                                             Reference
----------------------------------------------------------------------------------------------------------------------

3.1          Certificate of Incorporation of the Registrant.                                             (1)
3.2          By-Laws of the Registrant, as amended.                                                      (1)
3.3          Amendment to Certificate of Incorporation of Registrant filed July 9, 1998.                 (5)
3.4          By-Laws of SF Stores, Inc.                                                                  (1)
10.10        Employment  Agreement  dated as of July 1, 1994 between the  Registrant  and Jack           (3)
             Fitzgerald.
10.33        Notice of Confirmation of Plan of Reorganization dated August 28, 1996.                     (3)



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

10.40        Form of Warrant to Purchase  Shares                                                         (5)
10.41        Agreement  of Asset  Acquisition  dated  November  24, 1998  relating to certain            (5)
             stores owned by Jonford Corporation

10.42        Management and Option Agreement dated November 24, 1998                                     (5)
10.43        Sale Agreements relating to resale of Goal Post effective June 27, 1998                     (5)
10.44        Assumption Agreement, as of April 1, 1998                                                   (5)
22.1         Subsidiaries of Registrant                                                                  (5)

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

      (4) Incorporated by reference from the company's Annual Report on Form 10K-SB for the Fiscal year ended June 28, 1997

      (5) Incorporated by reference from the company's Annual Report on Form 10K-SB for the Fiscal year ended June 27, 1998

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


 /s/John Fitzgerald                      President, Chief Executive Officer     Date: December 7, 1999
---------------------------              and Director
John (Jack) Fitzgerald

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

 /s/ Herman Rush                         Director                               Date: December 7, 1999
---------------------------
Herman Rush

 /s/ Ray Markman                         Director                               Date: December 7, 1999
---------------------------
Ray Markman

 /s/ Allan R. Lyons                      Director                               Date: December 7, 1999
---------------------------
Allan R. Lyons


                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                        Consolidated Financial Statements

                       January 31, 1999 and June 27, 1998
                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report

The Board of Directors
Retail Entertainment Group, Inc.
(Formerly Starlog Franchise Corporation):

We have audited the accompanying consolidated balance sheets of Retail Entertainment Group, Inc. (formerly Starlog Franchise Corporation) and Subsidiaries as of January 31, 1999 and June 27, 1998, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the seven-months ended January 31, 1999 and the year ended June 27, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Retail Entertainment Group, Inc. (formerly Starlog Franchise Corporation) and Subsidiaries at January 31, 1999 and June 27, 1998, and the results of its operations and cash flows for the seven-months ended January 31, 1999 and the year ended June 27, 1998 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Retail Entertainment Group, Inc. (formerly Starlog Franchise Corporation) and Subsidiaries will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company has incurred recurring losses from operations. The Company has not yet shown the ability to generate cash from operations, as such, this raises substantial doubt about the entity's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.


December 3, 1999

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                           Consolidated Balance Sheets

                       January 31, 1999 and June 27, 1998

                                                           ASSETS

                                                                                 January 31, 1999             June 27, 1998
                                                                                 ----------------             -------------
Current assets:
    Cash                                                                                $  42,469                  $ 60,132
    Accounts receivable, net of allowance for
     doubtful accounts of $-0- and $100,000
     for 1999 and 1998, respectively                                                        5,400                        --
    Inventories, net of reserves of $-0- and
     $12,500 for 1999 and 1998, respectively                                              199,862                   104,013
    Prepaid expenses and other current assets                                              18,255                     8,896
                                                                                        ---------                  --------

                     Total current assets                                                 265,986                   173,041

Property and equipment, net                                                               195,408                   238,000
Reorganizational value in excess of amounts
  allocated to identifiable assets, net                                                   476,696                   510,379
Other assets                                                                                2,891                        --
                                                                                        ---------                  --------









                                                                                        $ 940,981                  $921,420
                                                                                        =========                  ========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                 January 31, 1999             June 27, 1998
                                                                                 ----------------             -------------
Liabilities:
Current liabilities:
    Accounts payable and accrued expenses                                             $   722,557              $ 1,313,558
    Notes payable - affiliates                                                            638,088                  398,264
    Current portion of long-term debt                                                     456,444                  346,677
    Due to Candy Candy Acquisition Corporation                                            144,829                       --
    Other liabilities, including restructuring reserves                                        --                  304,640
                                                                                      -----------              -----------

                     Total current liabilities                                          1,961,918                2,363,139

Long-term liabilities:
    Long-term debt                                                                        661,587                  890,900
                                                                                      -----------              -----------

                     Total liabilities                                                  2,623,505                3,254,039
                                                                                      -----------              -----------

Stockholders' deficit:
    Common stock, $.01 par value; authorized 6,000,000
      shares, issued and outstanding 2,429,764 and 2,093,764
      shares for 1999 and 1998, respectively                                               24,298                   20,938
    Additional paid-in capital                                                          2,962,552                2,545,912
    Accumulated deficit                                                                (4,669,374)              (4,899,469)
                                                                                      -----------              -----------

                     Net stockholders' deficit                                         (1,682,524)              (2,332,619)
                                                                                      -----------              -----------




                                                                                      $   940,981              $   921,420
                                                                                      ===========              ============









See accompanying notes to consolidated financial statements.

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                      Consolidated Statements of Operations

                     Seven-Months Ended January 31, 1999 and
                          The Year Ended June 27, 1998

                                                                                              January 31, 1999         June 27, 1998
                                                                                              ----------------         -------------

Net sales                                                                                        $ 1,699,625            $ 2,230,922
                                                                                                 -----------            -----------

    Total revenues                                                                                 1,699,625              2,230,922

Cost of sales                                                                                        530,550                839,143
                                                                                                 -----------            -----------

                     Gross profit                                                                  1,169,075              1,391,779

Selling, general and administrative                                                                1,536,313              1,570,740
                                                                                                 -----------            -----------

Loss from operations                                                                                (367,238)              (178,961)

Other income (expense):
    Interest and other income                                                                          5,213                  8,839
    Interest expense                                                                                (127,405)              (215,221)
    Management fee revenue                                                                            56,852                     --
                                                                                                 -----------            -----------

                     Loss before discontinued operations                                            (432,578)              (385,343)

Discontinued operations:
    Loss from operations of discontinued operations                                                  (19,695)            (2,034,190)
    Loss on disposal of discontinued operations                                                      (25,020)            (1,186,300)
                                                                                                 -----------            -----------

                     Loss before extraordinary items                                                (477,293)            (3,605,833)

Extraordinary items -
    Gain on extinguishment of debt                                                                   707,388                     --
                                                                                                 -----------            -----------

                     Net income (loss)                                                           $   230,095            $(3,605,833)
                                                                                                 ===========            ===========

Basic and diluted net income (loss) per share of common stock:

  Before discontinued operations                                                                 $      (.20)           $      (.16)
                                                                                                 -----------            -----------

  Discontinued operations                                                                               (.02)                 (1.33)

  Extraordinary items                                                                                    .32                     --
                                                                                                 -----------            -----------

    Net income (loss)                                                                            $       .10            $     (1.49)
                                                                                                 ===========            ===========


                                                                     (continued)

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                Consolidated Statements of Operations - Continued

                     Seven-Months Ended January 31, 1999 and
                          The Year Ended June 27, 1998

                                                                                  January 31, 1999            June 27, 1998
                                                                                  ----------------            -------------

  Earnings per common share - assuming dilution
    Loss before discontinued operations                                                $     (.13)               $    (.16)
      Discontinued operations                                                                (.01)                   (1.33)
      Extraordinary items                                                                     .21                       --
                                                                                       ----------                ---------

    Net income (loss)                                                                         .07                    (1.49)
                                                                                       ==========                =========

Weighted number of common shares outstanding                                            2,223,232                2,422,859
                                                                                       ==========                =========

Weighted average number of common shares outstanding -
 dilutive options and warrants                                                         $3,283,232                $      --
                                                                                       ==========                =========










See accompanying notes to consolidated financial statements.

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                Consolidated Statements of Stockholders' Deficit

        Seven-Months Ended January 31, 1999 and Year Ended June 27, 1998


                                                    Common Stock
                                              -------------------------
                                                                  Par           Additional                            Net
                                              Number of          Value            Paid-In       Accumulated      Stockholders'
                                               Shares           Amount            Capital         Deficit           Deficit
                                             ----------       ----------        ----------     ------------      -------------

Balances at June 28, 1997                     2,423,764       $   24,238       $  575,612      $(1,293,636)     $  (693,786)

Conversion of debt into additional
 paid-in capital                                     --               --        2,000,000               --        2,000,000

Consideration received and retirement
 of treasury shares                            (330,000)          (3,300)         (29,700)              --          (33,000)

Net loss                                             --               --               --       (3,605,833)      (3,605,833)
                                             ----------       ----------       ----------      -----------      -----------

Balances at June 27, 1998                     2,093,764           20,938        2,545,912       (4,899,469)      (2,332,619)

Issuance of common stock                        336,000            3,360          416,640               --          420,000

Net income                                           --               --               --          230,095          230,095
                                             ----------       ----------       ----------      -----------      -----------

Balances at January 31, 1999                  2,429,764       $   24,298       $2,962,552      $(4,669,374)     $(1,682,524)
                                             ==========       ==========       ==========      ===========      ===========
























See accompanying notes to consolidated financial statements.

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                      Consolidated Statements of Cash Flows

        Seven-Months Ended January 31, 1999 and Year Ended June 27, 1998


                                                                                January 31, 1999             June 27, 1998
                                                                                ----------------             -------------
Cash flows from operating activities:

    Net income (loss)                                                             $  230,095                  $(3,605,833)
    Adjustments to reconcile net loss to net cash from
      operating activities:
    Net effects from purchase of Candico Entertainment, Inc.
      and sale of Goal Post Distributors, Inc.:
        Depreciation and amortization                                                 94,996                      237,103
        Accretion of interest                                                          9,800                       30,800
        Gain on forgiveness of debt                                                 (707,388)                          --
        Loss on disposal of property and equipment and
          other assets                                                                25,020                      921,345
        Loss on sale of Goal Post Distributors, Inc.                                      --                      264,955
        Changes in operating assets and liabilities:
             Increase in accounts receivable                                          (5,039)                     (18,295)
             Decrease (increase) decrease in inventories                             (95,849)                     652,538
             Decrease (increase) in prepaid expenses and other
               current assets                                                        (12,611)                      13,224
             Increase in accounts payable and accrued expenses                        56,213                      596,883
             Increase (decrease) other liabilities                                  (304,640)                      98,208
             Decrease in trade and other miscellaneous claims                             --                     (316,507)
             Increase in related party payables                                      144,829                           --
                                                                                  ----------                  -----------

                           Net cash used in operating activities                    (564,574)                  (1,125,579)
                                                                                  ----------                  -----------

Cash flows from investing activities:
    Business acquisitions, net of acquired cash                                           --                      (46,817)
    Purchases of property and equipment                                              (43,743)                     (98,101)
    Decrease in other assets                                                              --                       13,875
                                                                                  ----------                  -----------

                           Net cash used in investing activities                     (43,743)                    (131,043)
                                                                                  ----------                  -----------

Cash flows from financing activities:
    Proceeds from long-term borrowings - bank                                             --                    1,250,000
    Proceeds from notes payable - affiliates                                         300,000                      188,264
    Payments to unsecured creditors                                                   (5,743)                     (70,000)
    Net payments on long-term debt                                                  (123,603)                    (110,802)
    Payments to affiliates                                                                --                     (100,000)
    Proceeds from long-term debt                                                          --                       27,572
    Proceeds from common stock private placement                                     420,000                           --
                                                                                  ----------                  -----------

                           Net cash provided by financing activities              $  590,654                  $ 1,185,034
                                                                                  ----------                  -----------





                                                                     (continued)

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                Consolidated Statements of Cash Flows - Continued

        Seven-Months Ended January 31, 1999 and Year Ended June 27, 1998

                                                                                 January 31, 1999             June 27, 1998
                                                                                 ----------------             -------------
Decrease in cash                                                                    $    (17,663)             $    (71,588)

Cash at beginning of year                                                                 60,132                   131,720
                                                                                    ------------              ------------

Cash at end of year                                                                 $     42,469              $     60,132
                                                                                    ============              ============



Supplemental schedule of non-cash financing activities:

On June 27, 1998, the Company received 330,000 shares of its own common stock at $.10 per share and issued a $50,000 note payable for the sale of Goal Post Distributing, Inc.

Interest paid was approximately $107,400 and $188,100 for the seven-months ended January 31, 1999 and the year ended June 27, 1998, respectively.











See accompanying notes to consolidated financial statements.

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                   Notes to Consolidated Financial Statements

                       January 31, 1999 and June 27, 1998

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

                                                                     (continued)

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                   Notes to Consolidated Financial Statements

     (d)  Discontinued Operations Reporting

          1. Starlog Franchise Corporation, Sumon, LLC, Goal Post Distributors, Inc. and Shuttlecart Enterprises

             On April 25, 1998, the Company's Board of Directors approved the closing of the remaining Starlog and Hologram stores (Sumon, LLC) and Goal Post Distributors, Inc. As a result, the Company closed five of the remaining six Starlog stores by June 27, 1998 with the last store closing October 1998. In January 1999, the Company also approved the closing of Shuttlecart Enterprises. The results of operations of each subsidiary are reported in the accompanying reclassified consolidated statements of operations and accumulated deficit under discontinued operations. During fiscal year 1998, the Company wrote down certain assets of the retail operations to their net realizable values and the cost of disposing these operations are also reported in the accompanying reclassified consolidated statements of operations and accumulated deficit under discontinued operations. In addition, the leases of four of the six Starlog stores expired leaving the Company with no ongoing liability resulting from such closings and the remaining two leases were renegotiated resulting in a liability of approximately $27,000 (see
             Note 3).

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

                                                                     (continued)

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                   Notes to Consolidated Financial Statements

     (j)  Reclassifications

          Certain  amounts in the 1998  consolidated  financial  statements have
          been  reclassified  to  conform  with  the  1999  presentation.   Such
          reclassifications had no effect on reported total net loss.

     (k)  Cash and Cash Equivalents

          The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     (l)  Earnings Per Share

          In the fourth quarter of fiscal year 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS 128). In February 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 98 related to SFAS
          128. SFAS 128 replaced the calculation for primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. The Company had options and warrants at January 31, 1999, resulting in diluted earnings per share. Certain of the Company's options and warrants were not included in computing dilutive net income (loss) per common share because their effects were anti-dilutive. At June 27, 1998, the Company had no common stock equivalents resulting in diluted earnings per share, and the Company's options and warrants were not included in computing dilutive net income (loss) per common share because their effects were anti-dilutive.

     (m)  Income Taxes

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

     (n)  Risks and Uncertainties

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

     (o)  Recent Accounting Pronouncements

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

     (o)  Recent Accounting Pronouncements - Continued

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

          (5)  Accounting for Stock-Based Compensation

               The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123). Accordingly, no compensation costs have been recognized for the Company's granted stock options and warrants. Had compensation and other cost for the Company's granted stock options and warrants been determined based on the fair value at the grant date or issuance for awards in 1998 and 1999 consistent with the provisions of SFAS 123, the impact on operations would have been immaterial.

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

                                                                     (continued)

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                   Notes to Consolidated Financial Statements

     (c)  Fresh Start Reporting - Continued

          The restructured and acquired balance sheet as of March 28, 1998 (effective date of emergence) is as follows:

                                                                       Restructured and acquired
                ASSETS                                                        Balance Sheet
                ------                                                 -------------------------
                Current assets:
                  Cash                                                         $  166,167
                  Due from affiliates                                               7,797
                  Inventories, net of reserves                                    205,715
                  Prepaid expenses and other assets                                 4,623
                                                                               ----------

                           Total current assets                                   384,302

                Property and equipment, net                                        90,661
                Reorganization value in excess of amounts allocable               519,030

                                                                               $  993,993
                                                                               ==========

                LIABILITIES AND STOCKHOLDERS' DEFICIT:
                --------------------------------------
                Post Petition Liabilities:
                  Current liabilities:
                  Accounts payable and accrued expenses                           201,120
                  Other liabilities, including reserves                            14,761
                  Notes payable - unsecured creditors                             130,000
                                                                               ----------

                           Total current liabilities                              345,881

                Long-term liabilities:
                  Secured notes payable - Johnson County Bank                     211,465
                  Secured notes payable - Gray & Crawley                           65,000
                  Super priority note payable to SFC                              100,000
                  Secured notes payable - NB Services, Inc.                       147,542
                                                                               ----------

                           Total liabilities                                      869,888

                Stockholders' deficit:
                   Common stock                                                        10
                   Additional paid-in capital                                     124,095
                                                                               ----------

                           Net stockholders' equity                               124,105
                                                                               ----------

                                                                               $  993,993
                                                                               ==========


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

                                                                     (continued)

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                   Notes to Consolidated Financial Statements

(3)  Discontinued Operations

     For the seven-months ended January 31, 1999 and year ended June 27, 1998, the Company recorded a net loss of $19,695 and $2,034,190, respectively, as part of discontinued operations in the accompanying consolidated statement of operations. For financial reporting purposes, the assets, liabilities, results of operations and cash flows of Starlog Franchise Corporation, Sumon, LLC, Goal Post Distributors, Inc. and Shuttlecart Enterprises are included in the Company's consolidated financial statements. A summary of these assets and liabilities as of January 31, 1999 and June 27, 1998 are as follows:


                                                                January 31, 1999            June 27, 1998
                                                                ----------------            -------------
Assets:

  Cash and cash equivalents                                              $     --               $      85
  Accounts receivable, net                                                     --                      --
  Inventory                                                                    --                      --
  Other current assets                                                         --                      29
  Property, plant and equipment                                                --                      --
                                                                         --------               ---------

       Total assets - discontinued operations                            $     --                     114
                                                                         ========               =========

Liabilities:
  Accounts payable and accrued liabilities                               $ 11,433                 393,206
  Other current liabilities                                                    --                 421,462
  Long-term liabilities                                                        --                      --
                                                                         --------               ---------

       Total liabilities - discontinued operations                         11,433                 814,668
                                                                         --------               ---------

       Net assets (liabilities) of discontinued
         operations                                                      $(11,433)              $(814,554)
                                                                         ========               =========

     Certain amounts in 1998 have been reclassified for comparative purposes.

     The  1998   liabilities  of   discontinued   operations  were  paid  and/or
     renegotiated and recorded as an extraordinary gain in the accompanying consolidated statement of operations under extraordinary items.

     The remaining liabilities of discontinued operations are expected to be paid in fiscal period ended January 31, 2000. The repayment will come from cash from continuing operations or other financing sources.

                                                                     (continued)

                                          RETAIL ENTERTAINMENT GROUP, INC.
                                      (Formerly Starlog Franchise Corporation)

                                     Notes to Consolidated Financial Statements

(4)  Property and Equipment

     Property and equipment consist of the following:

                                                                                                      Estimated
                                                         January 31, 1999         June 27, 1998      Useful Life
                                                         ----------------         -------------      -----------

           Trade show exhibition displays                       $      --               44,048           3 years
           Computer equipment and software                        119,207              119,207         3-5 years
           Furniture, fixtures and equipment                      275,939              281,994         3-7 years
        Leasehold improvements                                     79,206               91,463     Life of lease
                                                                ---------            ---------     or 10 years

                                                                  474,352              536,712
           Less accumulated depreciation
             and amortization                                    (278,944)            (298,712)
                                                                ---------            ---------

                                                                $ 195,408            $ 238,000
                                                                =========            =========


     Depreciation and amortization related to property and equipment totaled approximately $95,000 and $237,000 for the seven-months ended January 31, 1999 and year ended June 27, 1998, respectively.

     Approximately $30,000 of net property and equipment reported in prior year was disposed of in the current period as part of discontinued operations.

(5)  Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of the following:

                                                           January 31, 1999                June 27, 1998
                                                           ----------------                -------------
           Accounts payable                                       $ 482,551                   $1,001,631
           Accrued professional fees                                130,000                       95,000
           Accrued payroll                                           29,239                       39,788
           Accrued taxes                                             60,233                       59,367
           Accrued interest                                          20,000                       16,000
           Accrued rents                                                 --                       83,727
           Other                                                        534                       18,045
                                                                  ---------                   ----------

                                                                  $ 722,557                   $1,313,558
                                                                  =========                   ==========


     Approximately $815,000 of accounts payable and accrued expenses reported in the prior year related to discontinued operations (see Note 3).

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

     In April 1998, certain members of Hope provided funds totaling $188,264 which remained outstanding at June 27, 1998. All of the notes are due upon demand and bear interest at 10% per year. During the current period, $60,174 was forgiven and is reported as an extraordinary gain on extinguishment of debt in the accompanying consolidated statements of operations.

     On June 27, 1998, the Company sold the remaining net assets of Goal Post Distributing, Inc. (Goal Post) to its original owner (see Note 1). As part of the terms of the sale, the Company agreed to pay $50,000 to the former owner of Goal Post. The $50,000 is recorded as part of notes payable - affiliates and is due upon demand.

     In November 1998, Hope Associates, LLC (Hope Associates) and certain of its members, loaned the Company $300,000 in working capital to be used to purchase inventories and pay current overhead expenses. The note will accrue interest at 10% with interest payable monthly, due upon demand. In conjunction with the money received from Hope Associates, the Company granted to the members of Hope Associates 300,000 common stock warrants at an exercise price of $1.25 expiring November 30, 2002.

(7)  Related Party Transactions

     The Company paid Hope Associates, LLC ("Hope Associates") $60,000 in management fee expenses per an agreement requiring payments of $20,000 per month depending on excess cash flows (see Note 12), which is included in selling, general, and administrative expenses in the accompanying consolidated statements of operations. It also incurred an additional
     $144,829 of expenses in connection with Candy Candy Acquisition Corporation, which is also included in selling, general, and administrative expenses in the accompanying consolidated statements of operations. The Company earned management fee revenues of $56,852 related to a management agreement with Hope Associates allowing the Company to manage eight candy stores previously acquired by Hope Associates (see note 8). The revenues are reported as management fee revenues in other income in the accompanying consolidated statements of operations.

                                                                     (continued)

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                   Notes to Consolidated Financial Statements

(8)  Management and Option Agreement

     On November 24, 1998, the Company entered into a management and option agreement with Hope Associates, LLC, (Hope Associates) a related party, whereby the Company will manage certain retail candy stores (Candy Candy Acquisition Corporation) belonging to Hope Associates, and in exchange grant to Hope Associates 500,000 common stock warrants at $1.25 per share expiring in November 2002. The Company will receive quarterly compensation, based upon a specified formula as noted in the agreement, for its services with respect to the agreement. In addition, the Company has the right and option to purchase, effective the date of the agreement, until November 30, 2001, all of the outstanding common stock of Candy Candy Acquisition Corporation. The exercise price for the option is equal to the cost of the Candy Candy Acquisition Corporation plus the outstanding balance of any Hope loans and any additional capital contributions or loans made by Hope to the Company and Candy Candy Acquisition Corporation.

(9)  Long-Term Debt

     Amounts due to unrelated entities at January 31, 1999 and June 27, 1998 consists of the following:


                                                                                  January 31, 1999        June 27, 1998
                                                                                  ----------------        -------------
           Note  payable  to  Securities   Exchange  Commission  due  in  annual
           installments through January 2002, with interest
           payable annually at 5.5%.                                                 $    303,820              396,180

           Notes  payable to  unsecured  creditors  due in monthly  installments through June 2002 with interest payable monthly at 12% (net
           of unamortized portion imputed interest of $43,400).                           346,600               336,800

           Note  payable to  Johnson  County  Bank due in  monthly  installments through May 2001 with  interest at 9%. This note is fully  guaranteed
           by Gray and Crawley.                                                           206,777               218,765

           Note payable to NB Services, Inc. due in monthly
           installments through May 2001 with interest
           at 9%.                                                                         148,491               160,832

           Note payable to Gray and Crawley due in monthly
           installments through April 2003 with interest at 10%.                           58,086                65,000

           Notes payable to unsecured creditors due in monthly
           installments through May 2003 with interest at 10%.                             54,257                60,000
                                                                                      -----------           -----------



                                                                     (continued)

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                   Notes to Consolidated Financial Statements


(9)  Long-Term Debt - Continued


                                                                                January 31, 1999         June 27, 1998
                                                                                ----------------         --------------
                Total                                                                 $1,118,031            $1,237,577

           Less current installments of long-term debt                                   456,444               346,677
                                                                                      ----------            ----------

           Long-term debt, excluding current installments                             $  661,587            $  890,900
                                                                                      ==========            ==========


     The aggregate of future maturities of long-term indebtedness are as follows:

           Fiscal Year Ending June:
           ------------------------

                  2000                             $   456,444
                  2001                                 268,185
                  2002                                 356,098
                  2003                                  29,467
                  2004                                   7,837
                                                   -----------
                                                   $ 1,118,031
                                                   ===========

     During fiscal year 1998, the Company borrowed $1,250,000 from BSB Bank in the form of a note payable. The Company also renewed a previous note due to BSB Bank in the amount of $500,000. Subsequently, in September 1998, Hope Associates, LLC, a majority stockholder, assumed the $1,750,000 notes payable to BSB Bank and forgave an additional $250,000 due to them by the Company, all of which was recorded as a contribution to capital (see Note
     12). In  consideration  for such assumption and  contribution,  the Company will pay a monthly fee to Hope Associates of approximately $20,000 per month. Subsequently, Hope Associates agreed to waive certain monthly management fees until the Company is able to operate profitably and obtain excess cash flows. In connection with the above transactions the Company also granted the members of Hope Associates a warrant to purchase 500,000 shares of the Company's common stock at an exercise price of $1.25 per share. The warrant expires May 3, 2003. The warrants estimated at fair market value at date of issuance was not material to the Company's financial statements.

(10) Income Taxes

     The Plan of Reorganization of the Company was approved by the United States Bankruptcy Court on August 28, 1996, provided for the issuance of new common stock to satisfy the Company's indebtedness and resulted in an "ownership change" under Section 382 of the United States Tax Code. As a result, total usage of the Company's net operating loss carryforwards of $7,900,000 that occurred prior to emergence from bankruptcy, noted below, will be limited to approximately $20,000 annually or $300,000 over the next 15 years. In addition, deferred deductions, described below, that become deductible for tax purposes during the five year period following the effective date of the bankruptcy are also subject to the annual limitation. Net operating carryforwards (NOL) and future deductions exceeding the annual limitation will expire unutilized. NOL's which resulted subsequent to emergence from bankruptcy will not be fully available for future utilization. (continued)

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                   Notes to Consolidated Financial Statements

(10) Income Taxes - Continued

     The Company accounts for income taxes pursuant to the Statement of Financial Accounting Standards No. 109. The approximate amounts of deferred assets at January 31, 1999 and June 27, 1998, respectively, resulting from temporary differences and carryforwards were as follows:

                                                                      January 31, 1999             June 27, 1998
                                                                      ----------------             -------------
Net operating loss carryforwards                                          $ 9,220,900                  9,300,000
Expenses recognized for financial
  reporting purposes not yet deductible:
     Other                                                                         --                    100,000
                                                                          -----------                -----------
                                                                            9,220,900                  9,400,000
     Effective federal and state tax rate                                         40%                        40%
                                                                          -----------                -----------

Total deferred tax asset                                                    3,688,360                  3,760,000

Valuation allowance for deferred tax asset                                 (3,688,360)                (3,760,000)
                                                                          -----------                -----------

Net deferred tax asset                                                    $        --                         --
                                                                          ===========                ===========


(11) Commitments and Contingencies

     The Company has entered into various non-cancelable operating leases for office, warehouse and retail store space expiring at various dates through 2006. Certain of the leases provide for minimum annual rentals plus additional rental payments based upon sales volume.

     At January 31, 1999, aggregate approximate future minimum rental payments required under operating leases are as follows:

           Fiscal Year Ending June:
           ------------------------

                  2000                   $  607,721
                  2001                      449,720
                  2002                      429,089
                  2003                      358,165
                  2004                      304,113
                  Thereafter                265,652
                                         ----------
                                         $2,414,460

     Rent expense charged to operations for the years ended January 31, 1999 and June 27, 1998 was approximately $501,923 and $1,116,000, respectively.





                                                                     (continued)

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                   Notes to Consolidated Financial Statements

(11) Commitments and Contingencies - Continued

     The Company entered into a trademark license agreement with Starlog Communications International, Inc. (SCI), an entity related by common ownership for the exclusive right to use the name, registered trademark and logos "Starlog" and "Starlog: The Cosmic and Science Fiction Universe." For the years ended June 27, 1998 and June 28, 1997, no amounts were due under the terms of this agreement. On July 1, 1998, the Company terminated its license agreement with SCI and transferred certain of its assets worth an immaterial amount in connection with the dissolution.

     The Company entered into an employment agreement with the President and CEO commencing July 11, 1994 and subsequently amended August 15, 1996. As amended, the agreement provided for a five-year term and a salary of $100,000 per year, increasing by $10,000 a year up to $140,000, plus other benefits including a discretionary bonus of up to 50% of his base salary. In April 1998, the Board of Directors amended the employment agreement to provide a base salary of $150,000 when the Company raises $150,000 or more in a currently proposed private placement of common stock. The employment agreement also granted certain other stock options (see Note 14).

     The Company is party to various claims and legal actions arising in the ordinary course of business. Management does not believe that the outcome of such claims and legal actions will have a material effect on financial position or results of operations of the Company.

(12) Stockholders' Equity

     On May 10, 1998, the Company's Board of Directors and shareholders approved a one-for-ten reverse stock split of the outstanding shares of Retail Entertainment Group, Inc. (formerly Starlog Franchise Corporation) to shareholders of record on July 9, 1998. In addition to the reverse split, the Company reduced the number of shares of common stock authorized from 40,000,000, with a .001 par value, to 6,000,000 shares with a .01 par value. Shareholders' equity has been restated to give retroactive recognition to the reverse stock split in prior periods. The total number of shares outstanding following the reverse split was 2,093,764.

     In September 1998, Hope Associates, LLC (Hope Associates), the Company's majority shareholder, assumed $1,750,000 of debt owed by the Company to BSB Bank and forgave $250,000 of debt owed to them by the Company. The transaction resulted in a contribution of $2,000,000 to additional paid-in-capital (see Note 9). The members of Hope Associates had personally guaranteed the amounts due to BSB Bank.

                                                                     (continued)

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                   Notes to Consolidated Financial Statements

(12) Stockholders' Equity - Continued

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

     None of the Company's outstanding options or warrants have been exercised during the seven-months ended January 31, 1999 or the fiscal year ended June 27, 1998.

(13) Earnings Per Share Disclosure


                                                                                        Seven-Months
                                                                                           Ended
                                                                                      January 31, 1999
                                                                                     -----------------
                                                              Income              Shares              Per-Share
                                                           (Numerator)         (Denominator)            Amount
                                                           -----------         -------------          ---------
        Income available to common
          stockholders                                      $ 230,095                    --            $  --
                                                            ---------

        Basic EPS
        Income available to common stockholders               230,095             2,223,232              .10

        Effect of Dilutive Securities
        Warrants and options                                       --             1,060,000               --
                                                            ---------             ---------            -----

        Diluted EPS
        Income available to common stockholders
          plus assumed conversions                          $ 230,095             3,283,232            $ .07
                                                            =========             =========            =====


     Options and warrants to purchase 144,000 shares of common stock were outstanding during the period but were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares.

                                                                     (continued)

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                   Notes to Consolidated Financial Statements

(14) Stock Options and Warrants

     On April 1, 1997 and subsequently revised in April 1998, the Company granted the President and CEO an option to acquire 300,000 (post one-for-ten reverse split) shares of the Company's common stock until March 31, 2003. The option to acquire 100,000 (post one-for-ten reverse split) of such shares is currently exercisable. The option to acquire the second 100,000 (post one-for-ten reverse split) shares is exercisable only if and after the Company has $500,000 of annual net profits, before interest, taxes, depreciation and amortization (EBITDA) and the option to acquire the remaining 100,000 shares will be exercisable only if and after the Company has $1,000,000 of annual net profits EBITDA. This option is in replacement of other options previously granted. None of the options have been exercised. The Company has no other long-term incentive plans.

     Aggregate Stock Option Activity

     The following tables summarize information about the aggregate stock option and warrant activity (post one-for-ten reverse split) for the seven-months ended January 31, 1999:

                                                                                        Weighted-
                                                                                         average
                                                                    Number              exercise
                                                                  of shares               price
                                                                  ---------             ---------
           Outstanding, beginning of year                           744,000               $ 1.52
             Granted                                                800,000                 1.25
           Exercised                                                     --                   --
             Forfeited                                                   --                   --
                                                                  ---------               ------

           Outstanding, end of year                               1,544,000                 1.39
                                                                  ---------               ------

           Options and warrants vested, end of year               1,544,000               $ 1.39
                                                                  =========               ======




                           Options and Warrants Outstanding                       Options and Warrants Exercisable
                       ---------------------------------------                  -------------------------------------

                                                                   Weighted-
                                                  Weighted-         average                                  Weighted-
                                                  average          remaining                                  average
            Average               Number          exercise         contractual          Number               exercise
        Exercise Price          outstanding        price           life (years)      exercisable              price
        --------------          -----------       ---------       -------------      -----------            ---------
          $.60 - 2.50               194,000          $ 1.52                 5           194,000                $ 1.52
          1.25 - 5.00               550,000            1.53                 3           550,000                  1.53
            1.25                    800,000            1.25                 -           800,000                  1.25
                                 ----------          ------                --        ----------                ------

                                  1,544,000          $ 1.43                 8         1,544,000                $ 1.43
                                 ==========          ======                ==        ==========                ======


     These tables do not include options and warrants in which certain events or contingencies must be met prior to grant.

                                                                     (continued)

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                   Notes to Consolidated Financial Statements

(14) Stock Options and Warrants - Continued

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

     The Company adopted the disclosure-only provisions of SFAS 123 for the seven-months ended January 31, 1999 and the year ended June 27, 1998. Accordingly, no compensation cost has been recognized for the Company's granted stock options and warrants. Had compensation and other costs for the Company's granted stock options and warrants been determined based on the fair value at the grant date or issuance for awards in 1999 and 1998, consistent with the provisions of SFAS 123, the impact on net operations would have been immaterial.

(15) Going Concern

     As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations. These losses have contributed to the Company's working capital deficiency and resulting cash flow problems. Although the Company's cash flows increase during the holiday season, it has not been profitable on a year round basis. The
     Company has raised cash through various debt financing from affiliates, however, its ability to continue as a going concern will require the attainment of profitable operations for extended periods, conversion of debt into permanent equity or obtaining additional permanent equity. The Company is currently pursuing various debt and equity opportunities.

(16) Huttoe Financing

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

(16) Huttoe Financing - Continued

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

     During fiscal year 1998, the Company and the SEC reached agreement for the repayment of $500,000 of the $650,000 of funds provided by Huttoe. The Company will repay this amount over five years with interest (see Note 8). The $150,000 difference between the amount funded by Huttoe and the amount to be repaid to the SEC is reflected in the Consolidated Statements of Operations as gain on extinguishment of debt for the year ended June 28, 1997.

(17) Year 2000 Issue (Unaudited)

     The Company does not expect the Year 2000 issue to have a significant effect on operations. Management of the Company does not expect major vendors or customers to be unable to sell to, provide services to, or purchase from the Company because of the Year 2000 issue.

(18) Subsequent Events

     In February 1999, the Company granted an additional option to purchase 50,000 shares of the Company's common stock at $1.25 per share, expiring on February 9, 2004. Of these options granted, $10,000 would be currently vested and the remaining 15,000 will vest at 5,000 per year in subsequent years.

     In July 1999, the Company issued approximately 87,000 shares of common stock at $1.25 per share pursuant to private placements under Regulation D of U.S. Securities laws. The proceeds of approximately $108,000 will be used to provide for working capital and repay certain debts to affiliates.