Form 10QSB
period 1998-09-26
RETAIL ENTERTAINMENT GROUP INC
filed 1999-12-20
CIK 907435

Securities and Exchange Commission
                             Washington, D.C. 20549
                   FORM 10-QSB-Quarterly or Transition Report
                                   (Mark One)


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) of  THE SECURITIES
           EXCHANGE ACT OF 1934

                 For the thirteen weeks ended September 26, 1998

[ ]   TRANSITIONAL REPORT PURSUANT TO SECTION 13 or 15(d) of THE SECURITIES
           EXCHANGE ACT OF 1934
               For the transition period from _________ to _______

                         Commission file number 0-22638

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)
        (Exact name of small business issuer as specified in its charter)


       New Jersey                                         22-3219281
---------------------------------           ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


                      22 Meridian Road, Eatontown, NJ 07724
           -----------------------------------------------------------
           (Address of principal executive offices including zip code)

                                 (732) 380-0991
                 -----------------------------------------------
                 (Issuer's telephone number including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days. Yes    No X
                                                              ---  ---


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes    No X
                                                 ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS
                      ------------------------------------

State the number of shares outstanding of each of the issuers classes of common stock as of the latest practicable date. Common Stock, $.01 par value- 2,516,764 shares outstanding as of November 1, 1999.

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                                      Index

                                                                                      Page
                                                                                      ----
Part I.    Financial Information

Item I.    Financial Statements

           Consolidated Balance Sheets-September 26, 1998 (Unaudited) and
                     June 27, 1998 (Audited)                                           3

           Consolidated Statements of Operations (Unaudited) for the
                     Thirteen Weeks Ended September 26, 1998 and
                     September 27, 1997                                                4

           Consolidated Statements of Cash Flows (Unaudited) for the
                     Thirteen Weeks Ended September 26, 1998 and
                     September 27, 1997                                                5

           Consolidated Statements of Stockholders' Equity (Unaudited)                 6

           Notes to Consolidated Financial Statements-September 26, 1998               7

Item 2.    Management's Discussion and Analysis or Plan of Operation                   13

Part II.   Other Information

Item 1.    Legal Proceedings                                                           14

Item 5.    Other Information                                                           14

Item 6.    Exhibits and Reports on Form 8-K                                            14

Signatures                                                                             14


              RETAIL ENTERTAINMENT GROUP, INC.
              (Formerly Starlog Franchise Corporation)
              CONSOLIDATED BALANCE SHEETS

                                                                                   September 26,      June 27,
                                                                                       1998             1998
                                                                                       ----             ----
                                                     ASSETS                        (Unaudited)       (Audited)
                                                     ------                        -----------       ---------
Current Assets:
              Cash and cash equivalents                                           $    94,518      $    60,132
              Marketable securities                                                        --               --
              Accounts receivable, net of allowance for doubtful accounts
                         of $ 0 and $7,000 respectively                                    --               --
              Inventories, net of reserves of  $326,000 and $420,000 respectively     174,204          104,013
              Prepaid expenses and other current assets                                 5,314            8,896
                                                                                  -----------      -----------
                         Total Current Assets
                                                                                      274,036          173,041

Property and Equipment, net                                                           245,860          238,000
Reorganization Value in Excess of Amounts Allocated to Identifiable Assets            509,527          510,379
Other Assets                                                                            3,191               --
                                                                                  -----------      -----------

                                                                                  $ 1,032,614      $   921,420
                                                                                  ===========      ===========

                                         LIABILITIES & STOCKHOLDERS' EQUITY
                                         ----------------------------------

Current Liabilities:
              Accounts payable and accrued liabilities                              1,207,282        1,313,558
              Other liabilities, including reserves                                   349,842          304,640
              Loans due to stockholders and affilities                                398,264          398,264
              Current maturities of long-term debt                                    346,677          346,677
                                                                                  -----------      -----------
                         Total Current Liabilities                                  2,302,065        2,363,139
Long-Term Liabilities:
              Long-term debt                                                          880,769          890,900
              Liabilities subject to compromise                                            --               --
                                                                                  -----------      -----------
                         Total Liabilities                                          3,182,834        3,254,039

Stockholders' Equity (Deficit):
              Common stock, $.01 par value; authorized 40,000,000 shares, issued
                      and outstanding 2,423,764 shares                                 24,298           20,938
              Additional paid-in capital                                            2,962,552        2,545,912
              Accumulated deficit                                                  (5,137,070)      (4,899,469)
                                                                                  ------------     ------------
                         Net Stockholders' Equity                                  (2,150,220)      (2,332,619)

                                                                                  $ 1,032,614      $   921,420
                                                                                  ===========      ===========



          See accompanying notes to consolidated financial statements.

              RETAIL ENTERTAINMENT GROUP, INC.
              (Formerly Starlog Franchise Corporation)
              CONSOLIDATED STATEMENTS of OPERATIONS
                     (Unaudited)


                                                                                       Thirteen Weeks    Thirteen Weeks
                                                                                           Ended             Ended
                                                                                       September 26,     September 27,
                                                                                           1998              1997
                                                                                           ----              ----
Operating Revenues:
              Retail sales                                                            $    744,589       $   536,544
              Sales to franchisees and joint ventures                                           --                --
              Franchise fees,  royalty revenues and other                                       --             1,709
                                                                                      ------------------------------
                         Total Revenue                                                     744,589           538,253
Costs and Expenses:
              Cost of sales                                                                269,107           370,014
              Depreciation and amortization                                                 20,880            56,648
              Selling, general and administrative                                          632,027           587,381
                                                                                      ------------------------------
                         Total Costs and Expenses                                          922,014         1,014,043
                                                                                      ------------------------------


Profit (Loss) from Operations                                                             (177,425)         (475,790)

Other Income (Expense):
              Other Income                                                                   2,117               146
              Interest Expense                                                             (62,293)          (21,242)
              Loss on sale or abandonment                                                       --          (101,162)
                                                                                      -------------------------------
                         Total Other Income (Expense)                                      (60,176)         (122,258)
                                                                                      -------------------------------

Net Profit (Loss) before extraordinary items                                          $   (237,601)      $  (598,048)
                                                                                      ===============================

Extraordinary Items - Gain on extinguishment of debt                                  $         --       $        --

                                                                                      -------------------------------
              Net Gain(Loss)                                                          $   (237,601)      $  (598,048)
                                                                                      ===============================



Net income (loss) per common share                                                          (0.098)           (0.247)
                                                                                      ===============================

Weighted average number of common shares outstanding                                     2,429,870         2,423,764
                                                                                      ===============================

          See accompanying notes to consolidated financial statements.

                  RETAIL ENTERTAINMENT GROUP, INC.
                  (Formerly Starlog Franchise Corporation)
                  CONSOLIDATED CASH FLOW STATEMENTS
                           (Unaudited)


                                                                                 Thirteen Weeks   Thirteen Weeks
                                                                                     Ended            Ended
                                                                                 September 26,    September 27,
                                                                                     1998             1997
                                                                                     ----             ----
Cash Flows From Operating Activities:
 Net Profit (Loss)                                                              $  (237,601)     $    (598,048)
 Adjustments to reconcile net loss to net cash used in operations
                  Depreciation and amortization                                      20,880             56,648
                  Write-off of organization costs                                        --                 --
                  Loss on sale or abandonment of assets                                  --            101,162
                  Gains from extinguishment of debt                                      --

                  Changes in operating assets and liabilities:
                               (Increase) in accounts receivable                         --            (42,250)
                               Increase in marketable securities                         --         (1,200,000)
                               Decrease (increase) in inventories                   (70,191)            63,645
                               (Increase) in prepaid expenses and other
                               current assets                                         3,582             (1,326)
                               (Decrease) increase in accounts payable and
                               accrued liabilities                                 (106,276)           353,266
                               (Decrease) in reserves and other liabilities          45,202           (191,136)
                               (Increase) in other working capital                  (18,059)            21,786
                                                                               -------------------------------
                                               Net cash used in operating
                                               activities                          (362,463)        (1,436,253)
                                                                               -------------------------------
Cash Flows From Investing Activities:
 Purchases of property and equipment                                                (13,020)           (57,063)
 Acquisition deposit                                                                     --                 --
                                                                               -------------------------------
                                               Net cash used in investing
                                               activities                           (13,020)           (57,063)
                                                                               -------------------------------
Cash Flows From Financing Activities:
 Proceeds from issuance of stock inprivate placement                                420,000                 --
 Proceeds from loans from stockholders                                                   --          1,500,000
 Issuance of new unsecured notes, net of discount                                        --                 --
 Payments on loans from stockholders/debtors                                        (10,131)
 Conversion of convertible debt into stock                                               --                 --
                                                                               -------------------------------
                                               Net cash from financing
                                               activities                           409,869          1,500,000
                                                                               -------------------------------

Increase in cash and cash equivalents                                                34,386              6,684
 Cash at beginning of period                                                         60,132            131,720
                                                                               -------------------------------
 Cash at end of period                                                          $    94,518      $     138,404
                                                                               -------------------------------


          See accompanying notes to consolidated financial statements.


                                             RETAIL ENTERTAINMENT GROUP, INC.
                                             (formerly Starlog Franchise Corporation)
                                             CONSOLIDATED STATEMENTS of  STOCKHOLDERS' EQUITY


                                                           Common Stock                Additional     Accumulated          Net
                                                    Number of        Par Value          Paid-in         Earnings      Stockholders'
                                                      Shares          Amount            Capital        (Deficit)         Equity
                                             ---------------------------------------------------------------------------------------

Balances at June 29, 1996 (Audited)            $        361,364    $  3,614        $   7,636,711    $  (9,220,874)   $ (1,580,549)

Cancellation of founders' stock                        (167,600)     (1,676)              (4,606)              --          (6,282)
Conversion of debt into new stock                     1,800,000      18,000              182,000               --         200,000
Net income prior to emergence from bankruptcy                            --                   --            6,865           6,865
Recapitalization at date of emergence
                from bankruptcy                              --          --           (7,609,883)       9,214,009       1,604,126
Issuance of common stock at $.09 share
       for Goal Post Distributing Acquisition           430,000       4,300              371,390               --         375,690
Net loss subsequent to emergence
                from bankruptcy                              --          --                   --       (1,293,636)     (1,293,636)

                                             ---------------------------------------------------------------------------------------
Balances at June 28, 1997 (Audited)            $      2,423,764    $ 24,238        $     575,612    $  (1,293,636)   $   (693,786)

Conversion of debt into additional
                Paid-in capital                                                        2,000,000                        2,000,000
Consideration received and retirement
                of treasury shares                     (330,000)     (3,300)             (29,700)                         (33,000)

Net loss                                                     --          --                   --       (3,605,833)     (3,605,833)
                                             ---------------------------------------------------------------------------------------
Balances at June  27, 1998 (Audited)           $      2,093,764    $ 20,938        $   2,545,912    $  (4,899,469)   $ (2,332,619)
                                             =======================================================================================

Issuance of common stock at $.01 share
       form private placement                           336,000       3,360              416,640                          420,000

Net loss                                                     --          --                   --          (86,106)        (86,106)

                                             ---------------------------------------------------------------------------------------

Balances at September 26, 1998 (Unaudited)     $      2,429,764    $ 24,298        $   2,962,552    $  (4,985,575)   $ (1,998,725)
                                             =======================================================================================


          See accompanying notes to consolidated financial statements.

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)
                   Notes to Consolidated Financial Statements

                               September 26, 1998


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

                These statements have been prepared by the Company and are unaudited. Additionally, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements are read in connection with the financial statements and notes thereto included in the Company's Annual report on Form 10-KSB for the fiscal year ended January 31, 1999. There have been no changes of significant accounting policies since January 31, 1999.

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

                The Company incurred a loss as a result of the sale of Goal Post of approximately $265,000, which has been reported in the accompanying consolidated statements of operations as part of loss on disposal of discontinued operations.

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)
                   Notes to Consolidated Financial Statements

       (d)      Discontinued Operations Reporting

                1.Starlog   Franchise   Corporation,   Sumon,   LLC,  Goal  Post
                  Distributors, Inc. and Shuttlecart Enterprises

                     On April 25, 1998, the Company's Board of Directors approved the closing of the remaining Starlog and Hologram stores (Sumon, LLC) and Goal Post Distributors, Inc. As a result, the Company closed five of the remaining six Starlog stores by June 27, 1998 with the last store closing October 1998. In January 1999, the Company also approved the closing of Shuttlecart Enterprises. The results of operations of each subsidiary are reported in the accompanying reclassified consolidated statements of operations and accumulated deficit under discontinued operations. During fiscal year 1998, the Company wrote down certain assets of the retail operations to their net realizable values and the cost of disposing these operations are also reported in the accompanying reclassified consolidated statements of operations and accumulated deficit under discontinued operations. In addition, the leases of four of the six Starlog stores expired leaving the Company with no ongoing liability resulting from such closings and the remaining two leases were renegotiated resulting in a liability of approximately $27,000.


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

       (i)      Seasonality

                The Company's sales are seasonal in nature based, in part, on gift buying during holiday periods such as Halloween, Christmas, Easter and Valentine's Day.

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


(3)    Management and Option Agreement

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


(4)    Commitments and Contingencies

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


       Commitments and Contingencies (continued)

       The Company is party to various claims and legal actions arising in the ordinary course of business. Management does not believe that the outcome of such claims and legal actions will have a material effect on financial position or results of operations of the Company.

(5)    Stockholders' Equity

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

       In September 1998, Hope Associates, LLC (Hope Associates), the Company's majority shareholder, assumed $1,750,000 of debt owed by the Company to BSB Bank and forgave $250,000 of debt owed to them by the Company. The transaction resulted in a contribution of $2,000,000 to additional paid-in-capital. The members of Hope Associates had personally guaranteed the amounts due to BSB Bank.

       Effective June 27, 1998, the Company entered into an agreement for the sale of Goal Post Distributors, Inc., a wholly owned subsidiary, back to its original owner. The sale of Goal Post resulted in a loss of approximately $265,000. In addition, in exchange for Goal Post, the Company received as consideration 330,000 shares of the Company's own common stock valued at $.10 per share. The shares were accounted for as treasury shares and resulted in a charge to common stock and additional paid-in-capital of approximately $33,000. The shares were subsequently retired and accounted for using the cost method.

       In November 1998, the Company issued approximately 336,000 shares of common stock at $1.25 per share pursuant to private placements under Regulation D of U.S. Securities laws. The proceeds of approximately $420,000 will be used to provide for working capital and repay certain debts to affiliates.

       None  of  the  Company's   outstanding  options  or  warrants  have  been
       exercised.


(6) Going Concern

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


(7) Year 2000 Issue (Unaudited)

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

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)
                   Notes to Consolidated Financial Statements


(8) Subsequent Events

       In February 1999, the Company granted an additional option to purchase 50,000 shares of the Company's common stock at $1.25 per share, expiring on February 9, 2004. Of these options granted, 10,000 would be currently vested and the remaining 40,000 will vest at 10,000 per year in subsequent years.

       In July 1999, the Company issued approximately 87,000 shares of common stock at $1.25 per share pursuant to private placements under Regulation D of U.S. Securities laws. The proceeds of approximately $108,000 will be used to provide for working capital and repay certain debts to affiliates.

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (formerly Starlog Franchise Corporation)

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the enclosed consolidated financial statements and notes thereto appearing elsewhere in this report.

Results of Operations

Thirteen weeks ended September 26, 1998 ("1998") compared to the Thirteen weeks ended September 27, 1997 ("1997").

The Company's revenues for the 1998 period were earned primarily from retail sales of the Company owned Candico stores ($717,137), one Starlog store ($19,551) and Shuttlecart ($7,901). The 1997 period revenues earned primarily from retail sales of the Company owned Starlog and SUMON stores ($227,297) and both wholesale and retail sales of the newly acquired Goal Post Distributing unit ($310,956). There were no franchised operations for the 1997 period.

Total revenues increased by 39% to $744,589 in the 1998 period from $538,253 in the 1997. This was primarily due to the shift in business strategy to concentrate on the specialty retail sale of bulk candy. The Company exited from the unprofitable operations of Starlog and Goal Post, as well as, Sumon-Hologram Stores in the April - June 1998 period. Net losses decreased to $237,601 in the 1998 period from $598,048 in the 1997. The 1998 results are due to higher margins on candy (64%). The 1997 loss was primarily due to the winding down of both Starlog and SUMON store operations and related absorption of store closing costs ($656,427 offset by $58,379 in profits on the new Goal Post unit). The 1997 loss included a consolidated loss on sale or abandonment of property and equipment of $101,162 relating to these closings.

Cost of Sales, as a percentage of total sales, decreased to 36% in the 1998 period compared with 69% in the 1997 period as a result of company strategy to concentrate on bulk candy business. The 1997 lower gross profits due to the liquidation of inventory at the Company's Starlog and SUMON units and normally lower gross profits at the Company's new Goal Post unit.

Selling, general and administrative expenses were up 8% in 1998 from 1997. However, on a % to sales basis expenses were down 25 basis points. In the 1997 period expenses included closing and write-down costs for units in the process of being closed as described above. Interest expense increased to $62,293 in the 1998 period from $21,242 in the 1997 period offset by lower Other income of $2,117 in the 1998 period compared to $146 in the 1997.

As a result of these continuing difficulties with the Company's Starlog and SUMON store operations, the Company decided to start to withdraw from that business in the 1st quarter of 1997. Accordingly, management brought any remaining assets down to net realizable value by incurring a charge-off in the third fiscal quarter ended March 28, 1998.

Liquidity and Capital Resources

The Company's working capital deficit was $2,028,029 at September 26, 1998 compared to a working capital surplus of $583,394 at September 27, 1997. The 1998 deficit was due to reserves of $830,800 for Starlog and Sumon stores. The 1997 surplus was a direct result of continuing operating losses, offset by positively impacted cash flows from additional borrowings ($1,500,000), increased vendor support ($353,266) and a planned reduction in inventory ($63,645). The 1997 borrowings were made possible by the personal guarantees and direct loans by the Company's majority stockholders. The 1998 period was negatively impacted in cash flow by increases in accounts receivable ($42,250) and purchases of property and equipment ($57,063) from its Goal Post unit. Most of the Company's borrowings were placed in marketable securities until utilized by the Company in its operations.

The continuation of the business as a going concern will be contingent upon obtaining additional working capital and permanent capital as required and the ability to generate sufficient cash from operations and financing sources to meet obligations as they come due.

Part II  Other Information

Item 1.  Legal Proceedings

There have been no significant changes in the legal matters reported in the Company's Annual Report on form 10-KSB dated June 27, 1998.

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

No exhibits
None




Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.


RETAIL ENTERTAINMENT GROUP, INC.
Dated: December 17, 1999



By:  /s/ John Fitzgerald
   ----------------------------
         John (Jack) Fitzgerald
         President