Form 10QSB
period 1998-12-31
RETAIL ENTERTAINMENT GROUP INC
filed 1999-12-20
CIK 907435

Securities and Exchange Commission
                             Washington, D.C. 20549
                   FORM 10-QSB-Quarterly or Transition Report
                                   (Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) of  THE SECURITIES
             EXCHANGE ACT OF 1934

                For the twenty-six weeks ended December 26, 1998

[  ]    TRANSITIONAL REPORT PURSUANT TO SECTION 13 or 15(d) of THE SECURITIES
             EXCHANGE ACT OF 1934

               For the transition period from _________ to _______

                         Commission file number 0-22638
                                               --------

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)
        (Exact name of small business issuer as specified in its charter)

      New Jersey                                      22-3219281
      ----------                                      ----------
(State or other jurisdiction of
incorporation or organization)            (I.R.S. Employer Identification No.)

                  945 Brighton Street, Union, New Jersey 07083
                  --------------------------------------------
           (Address of principal executive offices including zip code)

                                 (908)-964-2813
                                 --------------
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

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                                      Index

                                                                            Page

Part I.    Financial Information

Item I.    Financial Statements

           Consolidated Balance Sheets - December 26, 1998 (Unaudited) and
                      June  27, 1998 (Audited)                               3

           Consolidated Statements of Operations (Unaudited) for the
                      Twenty-six Weeks Ended December 26, 1998 and
                      December 27, 1997                                      4

           Consolidated Statements of Operations (Unaudited) for the
                      Thirteen Weeks Ended December 26, 1998 and
                      December 27, 1997                                      5

           Consolidated Statements of Cash Flows (Unaudited) for the
                      Twenty-six Weeks Ended December 26, 1998 and
                      December 27, 1997                                      6

           Consolidated Statements of Stockholders' Equity (Unaudited)       7

           Notes to Consolidated Financial Statements - December 26, 1998    8

Item 2.    Management's Discussion and Analysis or Plan of Operation         13

Part II.   Other Information

Item 1.    Legal Proceedings                                                 15

Item 5.    Other Information                                                 15

Item 6.    Exhibits and Reports on Form 8-K                                  15

Signatures                                                                   15

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)
                           CONSOLIDATED BALANCE SHEETS

                                                                                                      December 26,       June 27,
                                                                                                          1998             1998
                                                 ASSETS                                               (Unaudited)       (Audited)
                                                 ------                                             --------------------------------
Current Assets:
             Cash and cash equivalents                                                               $    53,523        $    60,132
             Accounts receivable, net of allowance for doubtful accounts
                        of $ 0 and $7,000 respectively                                                     5,400                 --
             Inventories, net of reserves of  $255,000 and $420,000 respectively                         170,929            104,013
             Prepaid expenses and other current assets                                                     8,274              8,896
                                                                                                     ------------------------------
                        Total Current Assets                                                             238,126            173,041
Property and Equipment, net                                                                              231,577            238,000
Reorganization Value in Excess of Amounts Allocated to Identifiable Assets                               476,696            510,379
Other Assets                                                                                               2,891                 --
                                                                                                     ------------------------------
                                                                                                     $   949,290        $   921,420
                                                                                                     ==============================
                                   LIABILITIES & STOCKHOLDERS' EQUITY
                                   ----------------------------------

Current Liabilities:
             Accounts payable and accrued liabilities                                                $ 1,232,913        $ 1,313,558
             Other liabilities, including reserves                                                       329,572            304,640
             Loans due to stockholders and affilities                                                    638,088            398,264
             Current maturities of long-term debt                                                        346,677            346,677
                                                                                                     ------------------------------
                        Total Current Liabilities                                                      2,547,250          2,363,139
Long-Term Liabilities:
             Long-term debt                                                                              769,230            890,900
             Trade & Notes payable subject to compromise                                                      --                 --
                                                                                                     ------------------------------
                        Total Liabilities                                                              3,316,480          3,254,039
                                                                                                     ------------------------------
Stockholders' Equity (Deficit):
             Common stock, $.001 par value; authorized 40,000,000 shares, issued
                     and outstanding 24,237,636 and 3,613,636 shares respectively                         24,298             20,938
             Additional paid-in capital                                                                2,962,552          2,545,912
             Accumulated deficit                                                                      (5,354,040)        (4,899,469)
                                                                                                     ------------------------------
                        Net Stockholders' Equity                                                      (2,367,190)        (2,332,619)
                                                                                                     ------------------------------
                                                                                                     $   949,290        $   921,420
                                                                                                     ==============================


          See accompanying notes to consolidated financial statements.

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)
                      CONSOLIDATED STATEMENTS of OPERATIONS
                                   (Unaudited)

                                                                    Twenty-six Weeks        Twenty-six Weeks
                                                                         Ended                     Ended
                                                                      December 26,            December 27,
                                                                         1998                    1997
                                                                     ---------------------------------------
Operating Revenues:
           Retail sales                                                $ 1,487,873              $ 2,362,728
           Sales to franchisees and joint ventures                              --                       --
           Franchise fees,  royalty revenues and other                                                2,747
                                                                       ------------------------------------
                      Total Revenue                                      1,487,873                2,365,475
Costs and Expenses:
           Cost of sales                                                   518,157                1,230,074
           Depreciation and amortization                                    78,711                  113,297
           Selling, general and administrative                           1,233,596                1,689,593
                                                                       ------------------------------------
                      Total Costs and Expenses                           1,830,464                3,032,964
                                                                       ------------------------------------
Profit (Loss) from Operations                                             (342,591)                (667,489)

Other Income (Expense):
           Interest and dividend income                                      5,810                    2,799
           Interest Expense                                               (117,790)                (100,293)
           Loss on sale or abandonment                                          --                 (431,901)
                                                                       ------------------------------------
                      Total Other Income (Expense)                        (111,980)                (529,395)
                                                                       ------------------------------------
Net Profit (Loss) for twenty-six  weeks                                $  (454,571)             $(1,196,884)
                                                                       ====================================

Net income (loss) per common share                                     $    (0.188)             $    (0.494)
                                                                       ====================================

Weighted average number of common shares outstanding                     2,423,764                2,423,764
                                                                       ====================================


          See accompanying notes to consolidated financial statements.

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)
                      CONSOLIDATED STATEMENTS of OPERATIONS
                                   (Unaudited)

                                                                        Thirteen Weeks     Thirteen Weeks
                                                                            Ended              Ended
                                                                         December 26,       December 27,
                                                                             1998               1997
                                                                      --------------------------------------
Operating Revenues:
           Retail sales                                                 $   743,284              $ 1,826,184
           Sales to franchisees and joint ventures                               --                       --
           Franchise fees,  royalty revenues and other                           --                    1,038
                                                                       -------------------------------------
                      Total Revenue                                         743,284                1,827,222
Costs and Expenses:
           Cost of sales                                                    249,050                  860,060
           Depreciation and amortization                                     57,831                   56,649
           Selling, general and administrative                              601,569                1,102,212
                                                                       -------------------------------------
                      Total Costs and Expenses                              908,450                2,018,921
                                                                       -------------------------------------
Profit (Loss) from Operations                                              (165,166)                (191,699)

Other Income (Expense):

           Interest and dividend income                                       3,693                    2,653
           Interest Expense                                                 (55,497)                 (79,051)
           Loss on sale or abandonment                                           --                 (330,739)
                                                                       -------------------------------------
                      Total Other Income (Expense)                          (51,804)                (407,137)
                                                                       -------------------------------------
Net Profit(Loss) for thirteen weeks                                     $  (216,970)             $  (598,836)
                                                                       =====================================

Net income (loss) per common share                                      $    (0.090)             $    (0.247)
                                                                       =====================================

Weighted average number of common shares outstanding                      2,423,764                2,423,764
                                                                       =====================================

          See accompanying notes to consolidated financial statements.

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)
                        CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)

                                                                                       Twenty-six Weeks     Twenty-six Weeks
                                                                                            Ended                Ended
                                                                                        December 26,          December 27,
                                                                                            1998                  1997
                                                                                       -------------------------------------
Cash Flows From Operating Activities:
       Net (Loss) applicable to period up to emergence from bankruptcy                    $  (454,571)       $  (271,770)
       Net Profit (Loss) applicable to period subsequent to bankruptcy                             --           (925,114)
       Adjustments to reconcile net loss to net cash used in operations
             Depreciation and amortization                                                     78,711            113,297
             Write-off of organization costs                                                       --                 --
             Loss on sale or abandonment of assets                                                 --            431,901
             Provision for bad debts                                                               --                 --
             Changes in operating assets and liabilities:
                 (Increase) in accounts receivable                                             (5,400)          (139,903)
                 Reduction in reserves and other liabilities                                 (100,468)           (70,270)
                 Decrease (increase) in inventories                                           (66,916)          (300,629)
                 (Increase) in restricted cash                                                     --                 --
                 (Increase) in prepaid expenses and other current assets                          622             16,068
                 (Decrease) increase in accounts payable and accrued liabilities              (80,645)           304,808
                 Decrease in reserves and other liabilities                                        --                 --
                 (Increase) in other working capital                                          (26,372)          (217,212)
                                                                                           ------------------------------
                              Net cash used in operating activities                          (655,039)        (1,058,824)
                                                                                           ------------------------------
Cash Flows From Investing Activities:
       Purchases of property and equipment                                                    (38,085)          (597,583)
       Acquisition deposit                                                                         --           (200,000)
                                                                                           ------------------------------
                              Net cash used in investing activities                           (38,085)          (797,583)
                                                                                           ------------------------------
Cash Flows From Financing Activities:
       Proceeds from issuance of stock inprivate placement                                    420,000                 --
       Proceeds from loans from stockholders                                                  300,000          2,132,400
       Net effect of liabilities subject to compromise of acquired company                         --            991,816
       Issuance of new unsecured notes, net of discount                                            --                 --
       Payments on loans from stockholders/debtors                                            (33,485)          (885,000)
       Conversion of convertible debt into stock                                                   --                 --
                                                                                           ------------------------------
                              Net cash from financing activities                              686,515          2,239,216
                                                                                           ------------------------------

Increase in cash and cash equivalents                                                          (6,609)           382,809

       Cash at beginning of period                                                             60,132            131,720
                                                                                           ------------------------------
       Cash at end of period                                                               $    53,523        $   514,529
                                                                                           ==============================


          See accompanying notes to consolidated financial statements.

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)
                 CONSOLIDATED STATEMENTS of STOCKHOLDERS' EQUITY


                                                       Common Stock              Additional      Accumulated           Net
                                                Number of       Par Value         Paid-in         Earnings        Stockholders'
                                                 Shares           Amount          Capital         (Deficit)          Equity
                                              ----------------------------------------------------------------------------------

Balances at June 29, 1996 (Audited)              361,364      $     3,614      $ 7,636,711     $ (9,220,874)     $(1,580,549)

Cancellation of founders' stock                 (167,600)          (1,676)          (4,606)              --           (6,282)
Conversion of debt into new stock              1,800,000           18,000          182,000               --          200,000
Net income prior to emergence from
             bankruptcy                                                --               --            6,865            6,865
Recapitalization at date of emergence
             from bankruptcy                          --               --       (7,609,883)       9,214,009        1,604,126
Issuance of common stock at $.09 share
       for Goal Post Distributing Acquisition    430,000            4,300          371,390               --          375,690
Net loss subsequent to emergence
             from bankruptcy                          --               --               --       (1,293,636)      (1,293,636)
                                             -------------------------------------------------------------------------------
Balances at June 28, 1997 (Audited)            2,423,764      $    24,238      $   575,612     $ (1,293,636)     $  (693,786)

Conversion of debt into additional
             paid-in capital                                                     2,000,000                         2,000,000

Consideration received and retirement
             of treasury shares                 (330,000)          (3,300)         (29,700)                          (33,000)

Net loss
                                                      --               --               --      (3,605,833)       (3,605,833)
                                             -------------------------------------------------------------------------------
Balances at June  27, 1998 (Audited)           2,093,764      $    20,938      $ 2,545,912      (4,899,469)      $(2,332,619)
                                             ===============================================================================
Issuance of common stock at $.01 share
       form private placement                    336,000            3,360          416,640                           420,000

Net loss                                              --               --               --        (454,571)         (454,571)
                                             -------------------------------------------------------------------------------
Balances at December 26, 1998 (Unaudited)      2,429,764      $    24,298      $ 2,962,552     $(5,354,040)      $(2,367,190)
                                             ===============================================================================



          See accompanying notes to consolidated financial statements.

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)
                   Notes to Consolidated Financial Statements

                                December 26, 1998

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

       (d)      Discontinued Operations Reporting

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

Results of Operations

Twenty-six weeks ended December 26, 1998 ("1998") compared to the Twenty-six weeks ended December 27, 1997 ("1997").

The Company's revenues for the 1998 period were earned primarily from retail sales of the Company owned Candico stores ($1,455,919), one Starlog store ($24,053) and Shuttlecart ($7,901). The Company's total revenues for the 1997 period of $2,365,475 were earned primarily from retail sales of the Company owned Starlog and SUMON stores ($565,316), both wholesale and retail sales of the Goal Post Distributing (Goal Post) unit ($840,876), and retail sales of the Candico stores (formerly KCK)($839,283).

Total revenues decreased by 37% to $1,487,873 in the 1998 period from $2,362,728 in the 1997. This was primarily due to the shift in business strategy to concentrate on the specialty retail sale of bulk candy. The Company exited from the unprofitable operations of Starlog and Goal Post, as well as, Sumon-Hologram Stores in the April - June 1998 period. Net losses decreased to $454,571 in the 1998 period from $1,196,8884 in the 1997. The 1998 results are due to higher margins on candy (65%) and the extraordinary gain on extinguishments of debt ($151,495). The 1997 loss was primarily due to the winding down of both Starlog and SUMON store operations and related absorption of store closing costs ($656,427 offset by $58,379 in profits on the new Goal Post unit). The 1997 loss included a consolidated loss on sale or abandonment of property and equipment of $101,162 relating to these closings.

Cost of Sales, as a percentage of total sales, decreased to 35% in the 1998 period compared with 52% in the 1997 period. The lower cost of goods in 1998 is the result of the company's strategy to concentrate on the bulk candy business. The 1997 lower gross profits are due to the inventory liquidation at the Company's Starlog and SUMON units and expected lower gross profits at the Company's Goal Post unit.

Selling, general and administrative expenses were down 27% in 1998 from 1997. The deduction in operating expenses was primarily due, as mentioned earlier, the exiting of unprofitable businesses to concentrate on the bulk candy business. In the 1998 period expenses included closing and write-down costs for units in the process of being closed as described above. Interest expense increased to $117,790 in the 1998 period from $100,293 in the 1997 period offset by lower Other income of $5,810 in the 1998 period compared to $2,799 in the 1997.

As a result of these continuing difficulties with the Company's Starlog and SUMON store operations, the Company has decided to withdraw from that business. Accordingly, management brought any remaining assets down to net realizable value by incurring a charge-off in the third fiscal quarter ended March 28, 1998.

Thirteen weeks ended December 26, 1998 ("1998") compared to the

Thirteen weeks ended December 27, 1997 ("1997").

The Company's revenues for the 1998 period were earned from retail sales of the Company owned Candico stores ($743,284). The Company's total revenues for the 1997 period of $1,827,222 were earned primarily from retail sales of the Company owned Starlog and SUMON stores ($458,019), both wholesale and retail sales of the Goal Post Distributing (Goal Post) unit ($529,920), and retail sales of the Candico stores (formerly KCK) ($839,283).

Total revenues decreased by 59% to $743,284 in the 1998 period from $1,826,184 in 1997. This was primarily due to the shift in business strategy to concentrate on the specialty retail sale of bulk candy. The Company exited from the unprofitable operations of Starlog and Goal Post, as well as, Sumon-Hologram Stores in the fourth quarter of 1997. Net losses decreased to $216,970 in the 1998 period from $598,836 in the 1997. The 1998 results are due to higher margins on candy (66%) and the significant reduction in operating expenses. The 1997 loss was primarily due to the winding down of both Starlog and SUMON store operations and related absorption of store closing costs ($431,901). The 1998 loss included a consolidated loss on sale or abandonment of property and equipment of $258,952 relating to these closings.

Cost of Sales, as a percentage of total sales, decreased to 33% in the 1998 period compared with 47% in the 1997 period. Lower gross profits were realized in 1997 during the inventory liquidation at the Company's Starlog and SUMON units while the Company expected lower gross profits at the Company's Goal Post unit.

Selling, general and administrative expenses were down 55% in 1998 from 1997. The deduction in operating expenses was primarily due, as mentioned earlier, the exiting of unprofitable businesses to concentrate on the bulk candy business. In the 1997 period expenses included closing and write-down costs for units in the process of being closed as described above. Interest expense decreased to $55,497 in the 1998 period from $79,051 in the 1997 period offset by Other income of $3,693 in 1998 and $2,653 in 1997 period.

As a result of these continuing difficulties with the Company's Starlog and SUMON store operations, the Company has decided to withdraw from that business. Accordingly, management brought any remaining assets down to net realizable value by incurring a charge-off in the third fiscal quarter ended March 28, 1998.

Liquidity and Capital Resources

The Company's working capital deficit was $2,309,124 at December 26, 1998 compared to a working capital surplus of $523,151 at December 27, 1997. The 1998 deficit was due to loans to stockholders of $638,088 and the absorption of
Candico  Debt of  $346,677.  1997  surplus  was a direct  result  of  continuing operating losses of $1,196,884, offset by positive impacted cash flow from additional net borrowings ($1,247,400), increased vendor support ($304,808) and a planned reduction in inventory  ($300,629).  These borrowings were made possible by the personal guarantees and direct loans by the Company's majority stockholders'.

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

RETAIL ENTERTAINMENT GROUP, INC.
Dated: December 17, 1999



By:  /s/  John Fitzgerald
     --------------------------
         John (Jack) Fitzgerald
         President