Form 10QSB
period 1999-05-02
RETAIL ENTERTAINMENT GROUP INC
filed 1999-12-20
CIK 907435

Securities and Exchange Commission
                             Washington, D.C. 20549

                   FORM 10-QSB-Quarterly or Transition Report
                                   (Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) of  THE SECURITIES
             EXCHANGE ACT OF 1934

                        For the thirteen weeks ended May 2, 1999

[ ]   TRANSITIONAL REPORT PURSUANT TO SECTION 13 or 15(d) of THE SECURITIES
             EXCHANGE ACT OF 1934
                        For the transition period from _________      to _______

                               Commission file number 0-22638

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)
        (Exact name of small business issuer as specified in its charter)

           New Jersey                                    22-3219281
           ----------                                    ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                      22 Meridian Road, Eatontown, NJ 07724
                      -------------------------------------
           (Address of principal executive offices including zip code)

                                 (732) 380-0991
                                 --------------
                 (Issuer's telephone number including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days. Yes    No   X
                                                             ---   ----

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes   No  X
                                                 ---  ---

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

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                                      Index
                                      -----

                                                                            Page
                                                                            ----
Part I.      Financial Information

Item I.      Financial Statements

             Consolidated Balance Sheets- May 2, 1999 (Unaudited) and
                        January 31, 1999 (Audited)                           3

             Consolidated Statements of Operations (Unaudited) for the
                        Thirteen Weeks Ended May 2, 1999 and
                        April 25, 1998                                       4

             Consolidated Statements of Cash Flows (Unaudited) for the
                        Thirteen Weeks Ended May 2, 1999 and
                        April 25, 1998                                       5

             Consolidated Statements of Stockholders' Equity (Unaudited)     6

             Notes to Consolidated Financial Statements- May 2, 1999         7

Item 2.      Management's Discussion and Analysis or Plan of Operation       12

Part II.     Other Information

Item 1.      Legal Proceedings                                               13

Item 5.      Other Information                                               13

Item 6.      Exhibits and Reports on Form 8-K                                13

Signatures                                                                   14

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)
                           CONSOLIDATED BALANCE SHEETS

                                                                                 May 2,          January 31,
                                                                                  1999              1999
                                                                                  ----              ----
                                           ASSETS                              (Unaudited)        (Audited)
                                           ------                             ------------------------------
Current Assets:
       Cash and cash equivalents                                              $    52,651       $    42,469
       Marketable securities                                                                            -
       Accounts receivable, net of allowance for doubtful accounts
                   of $ 0 and $0 respectively                                       5,400             5,400
       Inventories, net of reserves of  $0 and $0 respectively                    248,474           199,862
       Prepaid expenses and other current assets                                   16,224            18,255
                                                                              ------------------------------
                   Total Current Assets                                           322,749           265,986

Property and Equipment, net                                                       137,772           195,408
Reorganization Value in Excess of Amounts Allocated to Identifiable Assets        468,046           476,696
Other Assets                                                                        2,891             2,891
                                                                              ------------------------------
                                                                              $   931,458       $   940,981
                                                                              ==============================

                                     LIABILITIES & STOCKHOLDERS' EQUITY
                                     ----------------------------------

Current Liabilities:
       Accounts payable and accrued liabilities                               $   744,147       $   722,557
       Other liabilities, including reserves                                      122,834           144,829
       Loans due to stockholders and affilities                                   938,257           638,088
       Current maturities of long-term debt                                       273,160           456,444
                                                                              ------------------------------
                   Total Current Liabilities                                    2,078,398         1,961,918
Long-Term Liabilities:
       Long-term debt                                                             734,108           661,587
       Liabilities subject to compromise                                              -                 -
                                                                              ------------------------------
                   Total Liabilities                                            2,812,506         2,623,505
                                                                              ------------------------------

Stockholders' Equity (Deficit):
       Common stock, $.01 par value; authorized 6,000,000 shares, issued
               and outstanding 2,423,764 shares                                    24,298            24,298
       Additional paid-in capital                                               2,962,552         2,962,552
       Accumulated deficit                                                     (4,867,898)       (4,669,374)
                                                                              ------------------------------
                   Net Stockholders' Equity                                    (1,881,048)       (1,682,524)
                                                                              ------------------------------
                                                                              $   931,458       $   940,981
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

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)
                      CONSOLIDATED STATEMENTS of OPERATIONS
                                   (Unaudited)

                                                                  Thirteen Weeks   Thirteen Weeks
                                                                      Ended            Ended
                                                                      May 2,         April 25,
                                                                       1999             1998
                                                                 -------------------------------
Operating Revenues:
           Retail sales                                           $  697,276       $  1,330,667
           Sales to franchisees and joint ventures                       -                  -
           Franchise fees,  royalty revenues and other                   -                2,949
                                                                 -------------------------------
                      Total Revenue                                  697,276          1,333,616
Costs and Expenses:
           Cost of sales                                             223,649            681,982
           Depreciation and amortization                              42,953            203,040
           Selling, general and administrative                       644,555          1,038,031
                                                                 -------------------------------
                      Total Costs and Expenses                       911,157          1,923,053
                                                                 -------------------------------

Profit (Loss) from Operations                                       (213,881)          (589,437)

Other Income (Expense):
           Other Income                                               32,895                -
           Interest Expense                                          (17,537)           (61,120)
           Loss on sale or abandonment                                    -            (258,952)
                                                                 -------------------------------
                      Total Other Income (Expense)                    15,357           (320,072)
                                                                 -------------------------------
Net Profit (Loss) before extraordinary items                      $ (198,524)      $   (909,509)
                                                                 ===============================

Extraordinary Items - Gain on extinguishment of debt              $      -         $   (513,261)

                                                                 -------------------------------
           Net Gain(Loss)                                         $ (198,524)      $ (1,422,770)
                                                                 ===============================


Net income (loss) per common share                                    (0.082)            (0.587)
                                                                 ===============================

Weighted average number of common shares outstanding               2,429,870          2,423,764
                                                                 ===============================


          See accompanying notes to consolidated financial statements.

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)
                        CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)

                                                                                    Thirteen Weeks    Thirteen Weeks
                                                                                       Ended              Ended
                                                                                       May 2,           April 25,
                                                                                        1999               1998
                                                                                    -------------------------------
Cash Flows From Operating Activities:
       Net Profit (Loss)                                                             $ (198,524)      $ (1,422,770)
       Adjustments to reconcile net loss to net cash used in operations
             Depreciation and amortization                                               42,953            203,040
             Write-off of organization costs                                                -              513,261
             Loss on sale or abandonment of assets                                          -              258,952
             Gains from extinguishment of debt                                              -

             Changes in operating assets and liabilities:
                   (Increase) in accounts receivable                                        -               10,854
                   Increase in marketable securities                                        -                  -
                   Decrease (increase) in inventories                                   (48,612)          (579,545)
                   (Increase) in prepaid expenses and other current assets                2,031            (15,008)
                   (Decrease) increase in accounts payable and accrued liabilities       21,590            722,836
                   (Decrease) in reserves and other liabilities                         (21,995)           430,001
                   (Increase) in other working capital                                  257,074             56,423
                                                                                    -------------------------------
                              Net cash used in operating activities                      54,517            178,044
                                                                                    -------------------------------

Cash Flows From Investing Activities:
       Purchases of property and equipment                                              (23,333)           (37,826)
       Acquisition deposit                                                                  -                  -
                                                                                    -------------------------------
                              Net cash used in investing activities                     (23,333)           (37,826)
                                                                                    -------------------------------

Cash Flows From Financing Activities:
       Proceeds from issuance of stock inprivate placement                                  -                  -
       Proceeds from loans from stockholders                                                -                  -
       Issuance of new unsecured notes, net of discount                                     -                  -
       Payments on loans from stockholders/debtors                                      (21,002)
       Conversion of convertible debt into stock                                            -                  -
                                                                                    -------------------------------
                              Net cash from financing activities                        (21,002)               -
                                                                                    -------------------------------

Increase in cash and cash equivalents                                                    10,182            140,218

       Cash at beginning of period                                                       42,469             76,683
                                                                                    -------------------------------
       Cash at end of period                                                         $   52,651       $    216,901
                                                                                    -------------------------------


          See accompanying notes to consolidated financial statements.

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)
                Consolidated Statements of Stockholders' Deficit

                                                  Common Stock
                                                  ------------
                                                                   Par          Additional                              Net
                                           Number of              Value          Paid-In         Accumulated       Stockholders'
                                            Shares               Amount          Capital            Deficit           Deficit
                                           ---------          -----------      -----------      -------------      -------------
Balances at June 28, 1997                  2,423,764          $    24,238      $   575,612      $ (1,293,636)      $   (693,786)

Conversion of debt into additional
paid-in capital                                  -                    -          2,000,000               -            2,000,000

Consideration received and retirement
of treasury shares                          (330,000)              (3,300)         (29,700)              -              (33,000)

Net loss                                         -                    -               -           (3,605,833)        (3,605,833)
                                                                                                -------------      -------------

Balances at June 27, 1998                  2,093,764               20,938        2,545,912        (4,899,469)        (2,332,619)

Issuance of common stock                     336,000                3,360          416,640               -              420,000

Net income                                       -                    -                -             230,095            230,095
                                                                                                -------------      -------------

Balances at January 31, 1999               2,429,764          $     24,29      $ 2,962,552      $ (4,669,374)      $ (1,682,524)
                                         =======================================================================================

Net income for Thirteen Weeks                                                                       (198,524)          (198,524)
                                                                                                -------------      -------------

Balance at May 2, 1999                   $ 2,429,764          $    24,298      $ 2,962,552      $ (4,867,898)      $ (1,881,048)
                                         =======================================================================================



          See accompanying notes to consolidated financial statements.

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)
                   Notes to Consolidated Financial Statements

                                   May 2, 1999

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

(5)    Stockholders' Equity

       On May 10, 1998, the Company's Board of Directors and shareholders approved a one-for-ten reverse stock split of the outstanding shares of Retail Entertainment Group, Inc. (formerly Starlog Franchise Corporation) to shareholders of record on July 9, 1998. In addition to the reverse split, the Company reduced the number of shares of common stock authorized from 40,000,000, with a .001 par value, to 6,000,000 shares with a .01 par value. Shareholders' equity has been restated to give retroactive recognition to the reverse stock split in prior periods. The total number of shares outstanding following the reverse split was 2,093,764 .

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

Results of Operations

Thirteen weeks ended May 2, 1999 ("1999") compared to the Thirteen weeks ended April 25, 1998 ("1998").


The Company's revenues for the 1999 period were earned from retail sales of the Company owned Candico stores ($697,276). The 1998 period revenues were earned primarily from retail sales of the Company owned Candico stores ($697,421), Starlog and SUMON stores ($279,884) and both wholesale and retail sales of Goal Post Distributing unit ($353,362). In April 1998 the Company began the process to exit unprofitable operations, mainly Starlog, Sumon, and Goal Post Distributing, and concentrate on the specialty retail sale of bulk candy.

Total revenues decreased by 48% to $697,276 in the 1999 period from $1,330,667 in the 1998. This was primarily due to the shift in business strategy to concentrate on the specialty retail sale of bulk candy. The Company exit from the unprofitable operations of Starlog and Goal Post, as well as, Sumon-Hologram Stores in the fourth quarter of 1997 (April to June 1998). Net losses decreased to $198,524 in the 1999 period from $1,422,770 in the 1998. The 1999 results are due to higher margins on candy (68%) and the significant reduction in operating expenses. The 1998 loss was primarily due to the winding down of both Starlog and SUMON store operations and related absorption of store closing costs ($772,213). The 1998 loss included a consolidated loss on sale or abandonment of property and equipment of $258,952 relating to these closings.

Cost of Sales, as a percentage of total sales, decreased to 32% in the 1999 period compared with 51% in the 1998 period as a result of company strategy to concentrate on bulk candy business. The 1998 lower gross profits due to the liquidation of inventory at the Company's Starlog and SUMON units and normally lower gross profits at the Company's Goal Post unit.

Selling, general and administrative expenses were down 38% in 1999 from 1998. The deduction in operating expenses was primarily due, as mentioned earlier, the exiting of unprofitable businesses to concentrate on the bulk candy business. In the 1998 period expenses included closing and write-down costs for units in the process of being closed as described above. Interest expense decreased to $17,537 in the 1999 period from $61,120 in the 1998 period offset by Other income of $32,895 from management fees in the 1999 period.

As a result of these continuing difficulties with the Company's Starlog, SUMON stores and Goal Post operations, the Company decided to withdraw from that business in April 1998. Accordingly, management brought any remaining assets down to net realizable value by incurring a charge-off in the fiscal quarter ended March 28, 1998.

Liquidity and Capital Resources

The Company's working capital deficit was $1,755,649 at May 2, 1999 compared to a working capital deficit of $613,754 at April 25, 1998. The 1999 deficit was due to loans due to stockholders and affiliates of approximately $938,000, current maturities of long term debt ($273,000). The current ratio was .16 to 1 in 1999 compared to .69 to 1 in 1998. The Company is seeking to raise additional capital through private placements, without such capital the Company does not believe that it has sufficient capital to continue to operate the business.

During the 1999 period, the Company had net cash used in operating activities of $34,153 primarily as a result of a net loss of $198, 524 and the remaining portion of approximately $164,371 as a direct result of decreased vendor support, increase in reserves.

The continuation of the business as a going concern will be contingent upon obtaining additional working capital and permanent capital as required and the ability to generate sufficient cash from operations and financing sources to meet obligations as they come due.

Part II  Other Information

Item 1.  Legal Proceedings

There have been no significant changes in the legal matters reported in the Company's Annual Report on form 10-KSB dated January 31, 1999.

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

No exhibits

None

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.



RETAIL ENTERTAINMENT GROUP, INC.
Dated: December 17, 1999

By: /s/ John (Jack) Fitzgerald
   -----------------------------
        John (Jack) Fitzgerald
        President