Form 10QSB
period 1999-08-01
RETAIL ENTERTAINMENT GROUP INC
filed 1999-12-20
CIK 907435

Securities and Exchange Commission
                             Washington, D.C. 20549
                   FORM 10-QSB-Quarterly or Transition Report
                                   (Mark One)


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) of  THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the twenty-six weeks ended August 1, 1999

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
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

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

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                                      Index
                                      -----
                                                                           Page
                                                                           ----

Part I.      Financial Information

Item I.      Financial Statements

             Consolidated Balance Sheets- August 1, 1999 (Unaudited) and
                        January 31, 1999 (Audited)                           3

             Consolidated Statements of Operations (Unaudited) for the
                        Twenty-six Weeks Ended August 1, 1999 and
                        July 25, 1998                                        4

             Consolidated Statements of Operations (Unaudited) for the
                        Thirteen Weeks Ended August 1, 1999 and
                        July 25, 1998                                        5

             Consolidated Statements of Cash Flows (Unaudited) for the
                        Thirteen Weeks Ended August 1, 1999 and
                        July 25, 1998                                        6

             Consolidated Statements of Stockholders' Equity (Unaudited)     7

             Notes to Consolidated Financial Statements- August 1, 1999      8

Item 2.      Management's Discussion and Analysis or Plan of Operation      13

Part II.     Other Information

Item 1.      Legal Proceedings                                              14

Item 5.      Other Information                                              14

Item 6.      Exhibits and Reports on Form 8-K                               14

Signatures                                                                  14

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)
                           CONSOLIDATED BALANCE SHEETS


                                                                                    August 1,        January 31,
                                                                                      1999              1999
                                                                                      ----              ----
                                                 ASSETS                            (Unaudited)        (Audited)
                                                 ------                           -----------------------------
Current Assets:
             Cash and cash equivalents                                           $    27,855       $    42,469
             Marketable securities                                                         -                 -
             Accounts receivable, net of allowance for doubtful accounts
                        of $ 0 and $0 respectively                                     5,400             5,400
             Inventories, net of reserves of  $0 and $0 respectively                 241,738           199,862
             Prepaid expenses and other current assets                                13,122            18,255
                                                                                -------------------------------
                        Total Current Assets                                         288,115           265,986

Property and Equipment, net                                                          163,273           195,408
Reorganization Value in Excess of Amounts Allocated to Identifiable Assets           459,395           476,696
Other Assets                                                                           3,549             2,891
                                                                                -------------------------------
                                                                                 $   914,332       $   940,981
                                                                                ===============================

                                          LIABILITIES & STOCKHOLDERS' EQUITY
                                          ----------------------------------

Current Liabilities:
             Accounts payable and accrued liabilities                            $   967,570       $   722,557
             Other liabilities, including reserves                                   111,868           144,829
             Loans due to stockholders and affilities                                864,313           638,088
             Current maturities of long-term debt                                    273,160           456,444
                                                                                -------------------------------
                        Total Current Liabilities                                  2,216,911         1,961,918
Long-Term Liabilities:
             Long-term debt                                                          711,824           661,587
             Liabilities subject to compromise                                             -                 -
                                                                                -------------------------------
                        Total Liabilities                                          2,928,735         2,623,505
                                                                                -------------------------------

Stockholders' Equity (Deficit):
             Common stock, $.01 par value; authorized 6,000,000 shares, issued
                     and outstanding 2,484,764 shares                                 24,848            24,298
             Additional paid-in capital                                            3,030,752         2,962,552
             Accumulated deficit                                                  (5,070,003)       (4,669,374)
                                                                                -------------------------------
                        Net Stockholders' Equity                                  (2,014,403)       (1,682,524)
                                                                                ------------------------------
                                                                                 $   914,332       $   940,981
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

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)
                      CONSOLIDATED STATEMENTS of OPERATIONS
                                   (Unaudited)


                                                                Twenty-six Weeks   Twenty-six Weeks
                                                                      Ended              Ended
                                                                    August 1,          July 25,
                                                                      1999               1998
                                                                -----------------------------------
Operating Revenues:
           Retail sales                                          $ 1,286,166          $  2,421,296
           Sales to franchisees and joint ventures                         -                     -
           Franchise fees,  royalty revenues and other                     -                 2,985
                                                                -----------------------------------
                      Total Revenue                                1,286,166             2,424,281
Costs and Expenses:
           Cost of sales                                             420,272             1,391,132
           Depreciation and amortization                              61,577               234,504
           Selling, general and administrative                     1,237,236             2,137,876
                                                                -----------------------------------
                      Total Costs and Expenses                     1,719,086             3,763,512
                                                                -----------------------------------

Profit (Loss) from Operations                                       (432,919)           (1,339,231)

Other Income (Expense):
           Other Income                                               58,827                   727
           Interest Expense                                          (26,537)              (89,822)
           Loss on sale or abandonment                                     -              (258,952)
                                                                -----------------------------------
                      Total Other Income (Expense)                    32,290              (348,047)
                                                                -----------------------------------
Net Profit (Loss) before extraordinary items                     $  (400,629)         $ (1,687,278)
                                                                ===================================

Extraordinary Items - Gain on extinguishment of debt             $         -          $   (513,261)

                                                                -----------------------------------
           Net Gain (Loss)                                       $  (400,629)         $ (2,200,539)
                                                                ===================================


Net income (loss) per common share                                    (0.163)               (0.908)
                                                                ===================================

Weighted average number of common shares outstanding               2,457,264             2,423,764
                                                                ===================================

          See accompanying notes to consolidated financial statements.

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)
                      CONSOLIDATED STATEMENTS of OPERATIONS
                                   (Unaudited)


                                                                 Thirteen Weeks   Thirteen Weeks
                                                                      Ended           Ended
                                                                    August 1,        July 25,
                                                                      1999             1998
                                                                 -------------------------------
Operating Revenues:
           Retail sales                                           $  588,890        $ 1,090,629
           Sales to franchisees and joint ventures                         -                  -
           Franchise fees,  royalty revenues and other                     -                 36
                                                                 -------------------------------
                      Total Revenue                                  588,890          1,090,665
Costs and Expenses:
           Cost of sales                                             196,623            709,150
           Depreciation and amortization                              18,624             31,464
           Selling, general and administrative                       592,681          1,099,845
                                                                 -------------------------------
                      Total Costs and Expenses                       807,928          1,840,459
                                                                 -------------------------------

Profit (Loss) from Operations                                       (219,038)          (749,794)

Other Income (Expense):
           Other Income                                               25,932                727
           Interest Expense                                           (9,000)           (28,702)
           Loss on sale or abandonment                                     -                  -
                                                                 -------------------------------
                      Total Other Income (Expense)                    16,932            (27,975)
                                                                 -------------------------------
Net Profit (Loss) before extraordinary items                      $ (202,106)       $  (777,769)
                                                                 ===============================

Extraordinary Items - Gain on extinguishment of debt              $        -        $         -

                                                                 -------------------------------
           Net Gain (Loss)                                        $ (202,106)       $  (777,769)
                                                                 ===============================


Net income (loss) per common share                                    (0.082)            (0.321)
                                                                 ===============================

Weighted average number of common shares outstanding               2,457,264          2,423,764
                                                                 ===============================


          See accompanying notes to consolidated financial statements.

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)
                        CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)


                                                                                         Twenty-six Weeks    Twenty-six Weeks
                                                                                               Ended               Ended
                                                                                             August 1,           July 25,
                                                                                               1999                1998
                                                                                         -----------------------------------
Cash Flows From Operating Activities:
        Net Profit (Loss)                                                                 $ (400,629)          $ (2,200,539)
        Adjustments to reconcile net loss to net cash used in operations
             Depreciation and amortization                                                    61,577                234,504
             Write-off of organization costs                                                       -                513,261
             Loss on sale or abandonment of assets                                                 -                408,084
             Gains from extinguishment of debt                                                     -                      -
             Loss on sale of Goal Post Distributors, Inc.                                                           264,955
             Changes in operating assets and liabilities:
                   (Increase) in accounts receivable                                               -                233,933
                   Increase in marketable securities                                               -                      -
                   Decrease (increase) in inventories                                        (41,876)               117,536
                   (Increase) in prepaid expenses and other current assets                     5,133                 11,335
                   (Decrease) increase in accounts payable and accrued liabilities           245,013                853,389
                   (Decrease) in reserves and other liabilities                              (32,961)               333,462
                   Increase (decrease) in trade and other miscellaneous claims                                     (316,507)
                   (Increase) in other working capital                                        77,481                (39,442)
                                                                                         -----------------------------------
                               Net cash used in operating activities                         (86,262)               413,971
                                                                                         -----------------------------------

Cash Flows From Investing Activities:
        Purchases of property and equipment                                                   12,141               (131,043)
        Acquisition deposit                                                                        -                      -
                                                                                         -----------------------------------
                               Net cash used in investing activities                          12,141               (131,043)
                                                                                         -----------------------------------

Cash Flows From Financing Activities:
        Proceeds from issuance of stock inprivate placement                                   68,750                      -
        Proceeds from loans from stockholders                                                      -                      -
        Issuance of new unsecured notes, net of discount                                           -                      -
        Payments on loans from stockholders/debtors                                           (9,243)              (280,802)
        Conversion of convertible debt into stock                                                  -                      -
                                                                                         -----------------------------------
                               Net cash from financing activities                             59,507               (280,802)
                                                                                         -----------------------------------

Increase in cash and cash equivalents                                                        (14,614)                 2,126

        Cash at beginning of period                                                           42,469                 76,683
                                                                                         -----------------------------------
        Cash at end of period                                                             $   27,855           $     78,809
                                                                                         -----------------------------------


          See accompanying notes to consolidated financial statements.

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)
                Consolidated Statements of Stockholders' Deficit


                                                    Common Stock
                                                                 Par         Additional                           Net
                                             Number of          Value         Paid-In        Accumulated     Stockholders'
                                              Shares            Amount        Capital          Deficit         Deficit
                                            ----------        ----------    ------------    -------------   -------------
 Balances at June 28, 1997                   2,423,764        $   24,23     $   575,612     $ (1,293,636)   $   (693,786)

 Conversion of debt into additional
  paid-in capital                                   -                -        2,000,000               -        2,000,000

 Consideration received and retirement
 of treasury shares                           (330,000)          (3,300)        (29,700)              -          (33,000)

 Net loss                                           -                -               -        (3,605,833)      (3,605,833)
                                                                                            -------------   -------------

 Balances at June 27, 1998                   2,093,764           20,938       2,545,912       (4,899,469)     (2,332,619)

 Issuance of common stock                      336,000            3,360         416,640               -          420,000

 Net income                                         -                -               -           230,095         230,095
                                                                                            ------------    -------------

 Balances at January 31, 1999                2,429,764        $   24,29     $ 2,962,552     $ (4,669,374)   $ (1,682,524)
                                           ==============================================================================

 Issuance of common stock                       55,000              550          68,200               -           68,750

 Net income for Twenty-six Weeks                                                                (400,629)       (400,629)
                                                                                            ------------    -------------

 Balance at August 1, 1999                   2,484,764        $  24,848     $ 3,030,752     $ (5,070,003)   $ (2,014,403)
                                           ==============================================================================



          See accompanying notes to consolidated financial statements.

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)
                   Notes to Consolidated Financial Statements

                                 August 1, 1999


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

Results of Operations

Twenty-six weeks ended August 1, 1999 ("1999") compared to the Twenty-six weeks ended July 25, 1998 ("1998").

The Company's revenues for the 1999 period were earned from retial sales of the Company owned Candico stores ($1,286,166). The Company's total revenues for the 1998 period of $2,421,281 were earned primarily from retail sales of the Company owned Candico stores ($1,424,243), Starlog and SUMON stores ($311,783), both wholesale and retail sales of the Goal Post Distributing (Goal Post) unit ($685,255). In April 1998 the Company began the process to exit unprofitable operations, mainly Starlog, Sumon, and Goal Post Distributing, and concentrate on the specialty retail sale of bulk candy.

Total revenues decreased by $1,135,130 or 47% in the 1999 period from the 1998 period primarily due to the shift in business strategy to concentrate on the specialty retail sale of bulk candy. Net losses decreased to $400,629 for the 1999 period from $1,536,439 in the 1998 period. 1998 losses were the result of the winding down of both Starlog and SUMON store operations and related absorption of store closing costs ($921,168). The 1998 loss included a consolidated loss on sale or abandonment of property and equipment of $408,084 relating to these store closings and write-offs of Reorganization Value of $513,261.

Cost of Sales, as a percentage of total sales, decreased to 33% in the 1999 period compared with 57% in the 1998 period as a result of the company strategy to concentrate on the candy business. The lower gross profits, in 1998, are dur to the inventory liquidation at the Company's Starlog and SUMON units and the normally lower gross profits at the Company's Goal Post unit.

Selling, general and administrative expenses were down 42% in 1999 from 1998. The deduction in operating expenses was primarily due, as mentioned earlier, the exiting of unprofitable businesses to concentrate on the bulk candy business. In the 1998 period expenses included closing and write-down costs for units in the process of being closed as described above. Interest expense decreased to $26,537 in the 1999 period from $89,822 in the 1998 period offset by Other income of $58,827 from management fees in the 1999 period.


As a result of these continuing difficulties with the Company's Starlog and SUMON store operations, the Company decided to withdraw from that business in April 1998. Accordingly, management brought any remaining assets down to net realizable value by incurring a charge-off in the fiscal quarter ended March 28, 1998.


Thirteen weeks ended August 1, 1999 ("1999") compared to the Thirteen weeks ended July 25, 1998 ("1998").


The Company's revenues for the 1999 period were earned from retail sales of the Company owned Candico stores ($588,890). The Company's total revenues for the 1998 period of $1,090,629 were earned primarily from retail sales of the Company owned Starlog and SUMON stores ($31,914), both wholesale and retail sales of the Goal Post Distributing (Goal Post) unit ($331,893), and retail sales of the newly acquired Candico Corporation (KCK) ($726,822). In April 1998 the Company began the process to exit unprofitable operations, mainly Starlog, Sumon, and Goal Post Distributing, and concentrate on the specialty retail sale of bulk candy.

Total revenues decreased by $501,739 or 46% in the 1999 period from the 1998 period primarily as the result of the shift in business strategy to concentrate on the specialty retail sale of bulk candies. Net losses amounted to $202,106 for the 1999 period compared with a loss of $777,769 in the 1998 period. As memtioned erlier, losses were also incurred partially from the winding down of both Starlog and SUMON store operations and related absorption of store closing costs of Starlog and SUMON.

Cost of Sales, as a percentage of total sales, decreased to 33% in the 1999 period compared with 65% in the 1998 period. In 1998 lower gross profits were realized during the inventory liquidation at the Company's Starlog and SUMON.

Selling, general and administrative expenses were down 46% in 1999 from 1998. The deduction in operating expenses was primarily due, as mentioned earlier, the exiting of unprofitable businesses to concentrate on the bulk candy business. In the 1998 period expenses included closing and write-down costs for units in the process of being closed as described above. Interest expense decreased to $9,000 in the 1999 period from $28,702 in the 1998 period offset by Other income of $25,932 from management fees in the 1999 period.



Liquidity and Capital Resources

The Company's working capital deficit was $1,928,796 at August 1, 1999 compared to a working capital deficit of $1,979,922 at July 25, 1998. The 1999 deficit was due to loans due to stockholders and affiliates of approximately $864,300, and current maturities of long term debt ($273,000). The current ratio was .13 to 1 in 1999 compared to .14 to 1 in 1998. The Company is seeking to raise additional capital through private placements, without such capital the Company does not believe that it has sufficient capital to continue to operate the business.

During the 1999 period, the Company had net cash used in operating activities of $86,262 primarily as a result of a net loss of $400,629 and the remaining portion of approximately $314,367 as a direct result of decreased vendor support, increase in reserves.

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