Form 10QSB
period 1999-10-31
RETAIL ENTERTAINMENT GROUP INC
filed 1999-12-20
CIK 907435

Securities and Exchange Commission
                             Washington, D.C. 20549
                   FORM 10-QSB-Quarterly or Transition Report
                                   (Mark One)


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) of  THE SECURITIES
             EXCHANGE ACT OF 1934

                        For the thirty-nine weeks ended October 31, 1999

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

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)

                                      Index
                                      -----
                                                                            Page
                                                                            ----
Part I.      Financial Information

Item I.      Financial Statements

             Consolidated Balance Sheets- October 31, 1999 (Unaudited) and
                        January 31, 1999 (Audited)                             3

             Consolidated Statements of Operations (Unaudited) for the
                        Thirty-nine Weeks Ended October 31, 1999 and
                        October 25, 1998                                       4

             Consolidated Statements of Operations (Unaudited) for the         5
                        Thirteen Weeks Ended October 31, 1999 and
                        October 25, 1998

             Consolidated Statements of Cash Flows (Unaudited) for the
                        Thirteen Weeks Ended October 31, 1999 and
                        October 25, 1998                                       6

             Consolidated Statements of Stockholders' Equity (Unaudited)       7

             Notes to Consolidated Financial Statements- October 31, 1999      8

Item 2.      Management's Discussion and Analysis or Plan of Operation        13

Part II.     Other Information

Item 1.      Legal Proceedings                                                14

Item 5.      Other Information                                                14

Item 6.      Exhibits and Reports on Form 8-K                                 14

Signatures                                                                    14

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)
                           CONSOLIDATED BALANCE SHEETS


                                                                               October 31,        January 31,
                                                                                  1999              1999
                                                                                  ----              -----
                                                 ASSETS                        (Unaudited)        (Audited)
                                                 ------                        ------------------------------
Current Assets:
             Cash and cash equivalents                                         $    72,546       $    42,469
             Marketable securities                                                     -                 -
             Accounts receivable, net of allowance for doubtful accounts
                        of $ 0 and $0 respectively                                   5,460             5,400
             Inventories, net of reserves of  $0 and $0 respectively               208,642           199,862
             Prepaid expenses and other current assets                              11,821            18,255
                                                                               ------------------------------
                        Total Current Assets                                       298,469           265,986

Property and Equipment, net                                                        162,520           195,408
Reorganization Value in Excess of Amounts Allocated to Identifiable Assets         450,745           476,696
Other Assets                                                                         2,424             2,891
                                                                               ------------------------------
                                                                               $   914,158       $   940,981
                                                                               ==============================

                                          LIABILITIES & STOCKHOLDERS' EQUITY
                                          ----------------------------------
Current Liabilities:
             Accounts payable and accrued liabilities                          $ 1,117,873       $   722,557
             Other liabilities, including reserves                                  80,726           144,829
             Loans due to stockholders and affilities                              888,245           638,088
             Current maturities of long-term debt                                  273,160           456,444
                                                                               ------------------------------
                        Total Current Liabilities                                2,360,004         1,961,918
Long-Term Liabilities:
             Long-term debt                                                        699,131           661,587
             Liabilities subject to compromise                                           -                 -
                                                                               ------------------------------
                        Total Liabilities                                        3,059,135         2,623,505
                                                                               ------------------------------

Stockholders' Equity (Deficit):
             Common stock, $.01 par value; authorized 6,000,000 shares, issued
                     and outstanding 2,423,764 shares                               25,168            24,298
             Additional paid-in capital                                          3,070,432         2,962,552
             Accumulated deficit                                                (5,240,577)       (4,669,374)
                                                                               ------------------------------
                        Net Stockholders' Equity                                (2,144,977)       (1,682,524)
                                                                               ------------------------------
                                                                               $   914,158       $   940,981
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

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)
                      CONSOLIDATED STATEMENTS of OPERATIONS
                                   (Unaudited)

                                                            Thirty-nine Weeks   Thirty-nine Weeks
                                                                 Ended               Ended
                                                              October 31,         October 24,
                                                                  1999               1998
                                                            -----------------------------------
Operating Revenues:
           Retail sales                                      $ 1,774,430          $  3,181,511
           Sales to franchisees and joint ventures                   -                     -
           Franchise fees,  royalty revenues and other               -                   3,777
                                                            -----------------------------------
                      Total Revenue                            1,774,430             3,185,288
Costs and Expenses:
           Cost of sales                                         578,636             1,626,252
           Depreciation and amortization                          80,202               255,384
           Selling, general and administrative                 1,721,064             2,892,412
                                                            -----------------------------------
                      Total Costs and Expenses                 2,379,902             4,774,048
                                                            -----------------------------------

Profit (Loss) from Operations                                   (605,472)           (1,588,760)

Other Income (Expense):
           Other Income                                           79,226                (1,659)
           Interest Expense                                      (44,957)              (95,329)
           Loss on sale or abandonment                               -                (258,952)
                                                            -----------------------------------
                      Total Other Income (Expense)                34,269              (355,940)
                                                            -----------------------------------
Net Profit (Loss) before extraordinary items                 $  (571,203)         $ (1,944,700)
                                                            ===================================

Extraordinary Items - Gain on extinguishment of debt         $       -            $   (513,261)

                                                            -----------------------------------
           Net Gain (Loss)                                   $  (571,203)         $ (2,457,961)
                                                            ===================================


Net income (loss) per common share                                (0.232)               (1.014)
                                                            ===================================

Weighted average number of common shares outstanding           2,465,264             2,423,764
                                                            ===================================


          See accompanying notes to consolidated financial statements.

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)
                      CONSOLIDATED STATEMENTS of OPERATIONS
                                   (Unaudited)

                                                                 Thirteen Weeks     Thirteen Weeks
                                                                     Ended             Ended
                                                                   October 31,       October 24,
                                                                      1999              1998
                                                                 -------------------------------
Operating Revenues:
           Retail sales                                          $   488,264        $   760,215
           Sales to franchisees and joint ventures                       -                  -
           Franchise fees,  royalty revenues and other                   -              168,308
                                                                 -------------------------------
                      Total Revenue                                  488,264            928,523
Costs and Expenses:
           Cost of sales                                             158,364            235,120
           Depreciation and amortization                              18,624             20,880
           Selling, general and administrative                       483,829            693,416
                                                                 -------------------------------
                      Total Costs and Expenses                       660,817            949,416
                                                                 -------------------------------

Profit (Loss) from Operations                                       (172,553)           (20,893)

Other Income (Expense):
           Other Income                                               20,399             (2,386)
           Interest Expense                                          (18,420)           (66,627)
           Loss on sale or abandonment                                   -                  -
                                                                 -------------------------------
                      Total Other Income (Expense)                     1,979            (69,013)
                                                                 -------------------------------
Net Profit (Loss) before extraordinary items                     $  (170,574)       $   (89,906)
                                                                 ===============================

Extraordinary Items - Gain on extinguishment of debt             $       -          $       -

                                                                 -------------------------------
           Net Gain (Loss)                                       $  (170,574)       $   (89,906)
                                                                 ===============================


Net income (loss) per common share                                    (0.069)            (0.037)
                                                                 ===============================

Weighted average number of common shares outstanding               2,465,204          2,423,764
                                                                 ===============================


          See accompanying notes to consolidated financial statements.

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)
                        CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)

                                                                                     Thirty-nine Weeks   Thirty-nine Weeks
                                                                                           Ended               Ended
                                                                                        October 31,         October 24,
                                                                                            1999               1998
                                                                                      ----------------------------------
Cash Flows From Operating Activities:
        Net Profit (Loss)                                                              $ (571,203)         $ (2,457,961)
        Adjustments to reconcile net loss to net cash used in operations
             Depreciation and amortization                                                 80,202               255,384
             Write-off of organization costs                                                  -                 513,261
             Loss on sale or abandonment of assets                                            -                 408,084
             Gains from extinguishment of debt                                                -                     -
             Loss on sale of Goal Post Distributors, Inc.                                                       264,955
             Changes in operating assets and liabilities:
                   (Increase) in accounts receivable                                          -                 233,933
                   Increase in marketable securities                                          -                     -
                   Decrease (increase) in inventories                                      (8,780)              186,932
                   (Increase) in prepaid expenses and other current assets                  6,434                11,335
                   (Decrease) increase in accounts payable and accrued liabilities        395,316               858,866
                   (Decrease) in reserves and other liabilities                           (64,103)              330,120
                   Increase (decrease) in trade and other miscellaneous claims                                 (148,991)
                   (Increase) in other working capital                                    (69,157)              (86,379)
                                                                                      ----------------------------------
                               Net cash used in operating activities                     (231,291)              369,539
                                                                                      ----------------------------------

Cash Flows From Investing Activities:
        Purchases of property and equipment                                               (21,361)             (131,043)
        Acquisition deposit                                                                   -                     -
                                                                                      ----------------------------------
                               Net cash used in investing activities                      (21,361)             (131,043)
                                                                                      ----------------------------------

Cash Flows From Financing Activities:
        Proceeds from issuance of stock inprivate placement                               108,750                   -
        Proceeds from loans from stockholders                                             156,316                   -
        Issuance of new unsecured notes, net of discount                                      -                     -
        Payments on loans from stockholders/debtors                                           -                (280,802)
        Conversion of convertible debt into stock                                             -                     -
                                                                                      ----------------------------------
                               Net cash from financing activities                         265,066              (280,802)
                                                                                      ----------------------------------

Increase in cash and cash equivalents                                                      12,414               (42,306)

        Cash at beginning of period                                                        60,132                76,683
                                                                                      ----------------------------------
        Cash at end of period                                                          $   72,546          $     34,377
                                                                                      ----------------------------------


          See accompanying notes to consolidated financial statements.

                        RETAIL ENTERTAINMENT GROUP, INC.
                    (Formerly Starlog Franchise Corporation)
                Consolidated Statements of Stockholders' Deficit


                                                      Common Stock
                                                      ------------
                                                                     Par         Additional                              Net
                                                 Number of          Value         Paid-In         Accumulated       Stockholders'
                                                  Shares           Amount         Capital           Deficit            Deficit
                                                 ---------       ---------    -------------    --------------      --------------
  Balances at June 28, 1997                      2,423,764       $  24,238    $   575,612      $ (1,293,636)       $   (693,786)

  Conversion of debt into additional
   paid-in capital                                     -               -        2,000,000               -             2,000,000

  Consideration received and retirement
  of treasury shares                              (330,000)         (3,300)       (29,700)              -               (33,000)

  Net loss                                             -               -              -          (3,605,833)         (3,605,833)
                                                                                               ------------        -------------

  Balances at June 27, 1998                      2,093,764          20,938      2,545,912        (4,899,469)         (2,332,619)

  Issuance of common stock                         336,000           3,360        416,640               -               420,000

  Net income                                           -               -              -             230,095             230,095
                                                                                               -------------       -------------

  Balances at January 31, 1999                   2,429,764       $  24,298    $ 2,962,552        (4,669,374)       $ (1,682,524)
                                              ==================================================================================

  Issuance of common stock                          87,000             870        107,880              -                108,750

  Net income for Thirty-nine Weeks                                                                 (571,203)           (571,203)
                                                                                               -------------       -------------

  Balance at October 31, 1999                    2,516,764       $  25,168    $ 3,070,432      $ (5,240,577)       $ (2,144,977)
                                              ==================================================================================

          See accompanying notes to consolidated financial statements.

         RETAIL ENTERTAINMENT GROUP, INC.
         (Formerly Starlog Franchise Corporation)
         Notes to Consolidated Financial Statements
         October 31, 1999

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

Results of Operations

Thirty-nine weeks ended October 31, 1999 ("1999") compared to the Thirty-nine weeks ended October 24, 1998 ("1998").

The Company's revenues for the 1999 period were earned from retail sales of the Company owned Candico stores ($1,774,430). The Company's total revenues for the 1998 period of $3,181,511 were earned primarily from retail sales of the Company owned Candico stores ($2,184,473), Starlog and SUMON stores ($311,783), both wholesale and retail sales of the Goal Post Distributing (Goal Post) unit ($685,255). In April 1998 the Company began the process to exit unprofitable operations, mainly Starlog, Sumon, and Goal Post Distributing, and concentrate on the specialty retail sale of bulk candy.

Total revenues decreased by $1,407,081 or 44% in the 1999 period from the 1998 period primarily due to the shift in business strategy to concentrate on the specialty retail sale of bulk candy. Net losses decreased to $571,203 for the 1999 period from $2,457,961 in the 1998 period. 1998 losses were the result of winding down of both Starlog and SUMON store operations and related absorption of store closing costs ($921,345). The 1998 loss included a consolidated loss on sale or abandonment of property and equipment of $408,084 relating to these store closings and write-offs of Reorganization Value of $513,261.

Cost of Sales, as a percentage of total sales, decreased to 33% in the 1999 period compared with 51% in the 1998 period as a result of the company strategy to concentrate on the candy business. The lower gross profits, in 1998, are due to the inventory liquidation at the Company's Starlog and SUMON units and the normally lower gross profits at the Company's Goal Post unit.

Selling, general and administrative expenses were down 40% in 1999 from 1998. The deduction in operating expenses was primarily due, as mentioned earlier, the exiting of unprofitable businesses to concentrate on the bulk candy business. In the 1998 period expenses included closing and write-down costs for units in the process of being closed as described above. Interest expense decreased to $44,957 in the 1999 period from $95,329 in the 1998 period offset by Other income of $79,226 from management fees in the 1999 period.


As a result of these continuing difficulties with the Company's Starlog and SUMON store operations, the Company decided to withdraw from that business in April 1998. Accordingly, management brought any remaining assets down to net realizable value by incurring a charge-off in the fiscal year ended June 27, 1998.

Thirteen weeks ended October 31, 1999 ("1999") compared to the Thirteen weeks ended October 24, 1998 ("1998").

The Company's revenues for the 1999 period were earned from retail sales of the Company owned Candico stores ($488,264). The Company's total revenues for the 1998 period of $760,215 were earned primarily from retail sales of the Company owned Candico stores. In April 1998 the Company began the process to exit unprofitable operations, mainly Starlog, Sumon, and Goal Post Distributing, and concentrate on the specialty retail sale of bulk candy.


Total revenues decreased by $271,951 or 36% in the 1999 period from the 1998 period. The decrease was due to the closing of Starlog stores and Shuttlecart Kisok. The company's business strategy is now to concentrate on the specialty retail sale of bulk candies. Net losses amounted to $170,574 for the 1999 period compared with a loss of $89,906 in the

1998 period.

Cost of Sales, as a percentage of total sales were 33% in the 1999 period compared with 31% in the 1998 period.


Selling, general and administrative expenses were down 30% in 1999 from 1998. The deduction in operating expenses was primarily due, as mentioned earlier, the exiting of unprofitable businesses to concentrate on the bulk candy business. Interest expense decreased to $18,420 in the 1999 period from $66,627 in the 1998 period offset by Other income of $20,399 from management fees in the 1999 period.


Liquidity and Capital Resources


The Company's working capital deficit was $2,061,535 at October 31, 1999 compared to a working capital deficit of $2,263,401 at October 24, 1998. The 1999 deficit was due to loans due to stockholders and affiliates of approximately $888,200, and current maturities of long term debt ($273,000). The current ratio was .13 to 1 in 1999 compared to .09 to 1 in 1998. The Company is seeking to raise additional capital through private placements, without such capital the Company does not believe that it has sufficient capital to continue to operate the business.

During the 1999 period, the Company had net cash used in operating activities of $231,291 primarily as a result of a net loss of $571,203 and the remaining portion of approximately $339,912 as a direct result of decreased vendor support, increase in reserves.

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


RETAIL ENTERTAINMENT GROUP, INC.
Dated: December 17, 1999



By:  /s/   John Fitzgerald
        ------------------
         John (Jack) Fitzgerald
         President