Form 10KSB
period 2000-03-31
RETAIL ENTERTAINMENT GROUP INC
filed 2000-06-22
CIK 907435

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

        For the fiscal year ended: JANUARY 30, 2000

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from ___________ to ___________.

                        Commission file number: 0-22638

                        RETAIL ENTERTAINMENT GROUP, INC.

                    (FORMERLY STARLOG FRANCHISE CORPORATION)
              (Exact name of Small Business Issuer in Its charter)

New Jersey                                             22-3219281
-------------------------------                        -------------------------
(State or other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

22 Meridian Road, Eatontown New Jersey                 07724
----------------------------------------               ------------
 (Address of Principal Executive Offices)              (Zip Code)

Issuer's Telephone Number, Including Area Code:        (732)-380-0991

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

YES [ ]  NO [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: -0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sale price of such stock, as of June 20, 2000 is $66,472.

Check whether issuer has filed all documents and reports required to be filed by
Section 12, 13, 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the Court. Yes [ ] No [X]

As of June 20, 2000, the Issuer had 2,658,870 shares of Common Stock, $.01 par value, outstanding.

ITEM 1.  BUSINESS

Overview

The Company is exclusively engaged in the specialty retail sale of bulk candy. In 1999 it operated and managed 19 retail stores, under the trade names Candico and Candy Candy. The Company has determined that in order to become profitable it must change the size of its stores and the format and content. As a result the Company has chosen to discontinue operating the Candico and Candy Candy stores and focus on an acquisition. Previously, the Company operated Starlog stores that included various science fiction and other products under licensed names.

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

Candico

Candico, Inc. was a retail candy company currently operating 13 stores trading under the name Candy Candy! or Candico (the "Candico Stores").

The typical Candico store was between 600 and 800 square feet and was located in an enclosed shopping mall. Candy is an impulse purchase and a bright contemporary look creates a consumer magnetism. The stores were professionally designed and utilized creative lighting effects and proprietary acrylic fixtures to create an upbeat buying atmosphere. In-store sound systems with continuous programmed music are also an integral part of the formula. Because sales are directly proportional to mall foot traffic, prime retail locations are critical.

The Candico stores sold approximately 300 bulk candy items displayed in acrylic bins designed to ensure freshness and cleanliness. Bulk candy is sold with a singular pricing strategy at $7.76 per pound in most stores. This pricing formula enabled the stores to enjoy a high gross margin targeted at almost 70%. The one-price concept also allows the customer to randomly shop the store and fill his bag with a wide variety of his favorite candies, promoting higher average sales per customer.

There is no typical customer as the appeal of the Candico stores and product is universal. Children and teens comprise the largest segment of the stores' customer profile; however, adults of all ages frequent the stores. A wide selection of sugar-free candies promotes destination shopping for health conscious and diabetic customers.

In addition to the bulk candy items, the Candico stores stocked approximately 125 "count goods" (individual wrapped novelties such as Pop Rocks, Pez and Warheads). The typical layout included two fixtures selling hand-made, specialty lollipops (such as Mickey Mouse pops selling for several dollars each), two fixtures selling gift and seasonal items, and a checkout counter offering a large display of non-sports gaming and trading cards.

The Candico stores averaged about 100,000 transactions a year with the average transaction averaging approximately $3.50. The stores were open 7 days a week (72 hours). A typical store was staffed by a manager, a lead, full time sales person, working 30 hours a week and three part time workers who, among the three, average an additional 32 hours a week. Additional staffing is required during busy times such as Christmas and Easter. Generally, there are two sales persons at the store. The cost of a Candico store can range from $50,000 - $175,000 for lease improvements and equipment. Initial inventories average between $12,000 and $15,000.

There are approximately 15 major distributors of bulk candy from whom the Company can obtain product. The Company typically concentrated its purchases between two suppliers to ensure good pricing.

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

The bulk self-service candy segment is even more fragmented than the chocolate segment. The dominant mall retailer of bulk candy is Sweet Factory (approximately 240 stores) owned by Archibald Candy Corporation headquartered in Chicago. Other active companies in this field are Mr. Bulky's Treats & Gifts, Candy Express and Candy Headquarters. Candy Barrel, a similar concept headquartered in Reno, NV, merchandises its product in wooden barrels, rather than acrylic bins and consequently sells only wrapped and prepackaged candies.

Plans for Expansion

Although the Company has opted to close its current stores, the Company intends to expand its candy operation and return to profitability through acquisition. While most of the stores were marginally profitable the current store size and the cost to convert these stores to our new concept was to prohibitive and as a result has caused the Company to begin closing the stores. The Company feels that its efforts are better suited in pursuing an acquisition. By acquiring a candy retailer and redesigning both the content and format of the stores the Company believes this is will allow the Company to become profitable. The Company also intends to develop Candy Carousels which will involve small, relatively inexpensive, easy to assemble and transport, candy kiosks. These 400 square foot octagon "carousels" will be located in enclosed shopping malls and are designed to allow the Company to expand its operations at a far lower per site cost than traditional stores.

(See ITEM 12. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" below)


Stores

In October 1997, The Company acquired 14 KCK stores ("Candico") all of which have or will be closed. The KCK stores were located throughout the Eastern U.S. in Connecticut, New Jersey, Maryland, Virginia, Georgia and Florida. The Company acquired KCK on the date of its reorganization, and emerged from Chapter 11 bankruptcy in late March 1998. Thereafter, the Company merged KCK into Candico Entertainment, Inc., thus changing its name. (See ITEM 2 "PROPERTIES" below for a listing of these locations and certain lease terms). In November 1998, a subsidiary of Hope Associates (which owns more than 50% of the outstanding shares of the Company) purchased 8 more candy stores which it granted the Company the right to manage and the option to purchase at Hope Associates' cost. In July 1999 one of these stores was transferred back to the seller in settlement of a dispute. All of these stores have also been closed. (See ITEM
12. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" below)

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

Following the Chapter 11 reorganization, the Company acquired two new businesses, KCK Corporation (now Candico, Inc.), in March 1998 (See "BUSINESS-Candico" above) and, and Goal Post Distributors, Inc. in June 1997.

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

As a result, the Company closed five of the last six of the unprofitable Starlog stores and all of the remaining Hologram stores. The last Starlog store was closed in October 1998. The leases for four of the six Starlog stores, and all of the Hologram stores were expired and the Company had no on-going liability resulting from such closings. In the case of two Starlog stores, the Company was able to terminate the leases by making payments of $12,000 and $15,000 in October 1998.

Financial Information about Industry Segments

From inception through the period ended January 30, 2000, the Company and its subsidiaries have operated in the same industry segment.

Employees

As of June 2000, the Company had 7 employees. This includes the Company's President, General Merchandising Manager, CFO, 1 Marketing Manager and 3 retail store employees, of which 1 was full time.

ITEM 2.  PROPERTIES

In July 1999, the Company moved its headquarters to it current address of 22 Meridian Road, Eatontown New Jersey. This facility consists of approximately 9,300 square feet lease at a monthly rental of $4,600. This lease terminates on October 31, 2004.

Candico Stores

The following table sets forth the closed locations of the 13 Candico stores.

                                          Retail Square          Lease      Minimum Monthly
Location                                      Footage         Termination        Rent
--------                                      -------         -----------        ----

Harbor Place, Baltimore, MD                     742            04/30/04         $5,874
Crystal Mall, Waterford, CT                     646            01/31/04         $4,583
Bayside Marketplace, Miami, FL                  636            09/10/00         $3,975
Bridgewater Commons, Bridgewater, NJ            836            12/31/03         $6,667
Tampa Bay Center, Tampa, FL                     913            01/30/00         $1,140
Rockaway Town Sq. Rockaway, NJ                  535            10/31/06         $4904
Jacksonville Landing, Jacksonville, FL          563            02/28/00         $1,173
Woodbridge Center, Woodbridge, NJ               889         Month-to-Month      $3,334
Macon Mall, Macon, GA                           662            02/14/03         $2,917
Pembroke Lakes Mall, Pembroke, FL               700            01/31/06         $4,000
Coolsprings Galleria, Franklin, TN              893            03/15/02         $3,333
Coliseum Mall, Hampton, VA                      630            06/30/00         $1,837
The Avenues Mall, Jacksonville, FL              821            03/09/02         $3,417

All of the above locations have been closed except Rockaway Town Sq., which is scheduled to close in July 2000. All leases were terminated and in most cases the space has been leased to other tenants.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended January 30, 2000.

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

                                                           Sales Prices
                                                    --------------------------
                                                       High             Low

FISCAL YEAR 1999

Quarter ended June 1998 ........................    $     .49       $     .10
Quarter ended September 1998 ...................    $    4.00       $    1.125
Quarter ended December 1998 ....................    $    3.50       $    1.125
Quarter ended January 1999 .....................    $    1.125      $    1.125

FISCAL YEAR 1999

Quarter ended April 2000 .......................    $    3.562      $    1.00
Quarter ended July 2000 ........................    $    4.312      $    2.625
Quarter ended October 2000 .....................    $    4.25       $    2.50
Quarter ended January 2000 .....................    $    3.00       $    1.00

On June 20, 2000, the closing price of the Company's Common Stock was $ .25 per share. However, such price does not necessarily reflect the price that would result upon the sale or purchase of a significant number of shares.

On June 20, 2000, the Company had 107 holders of record of its Common Stock. The Company reasonably believes that it has a significantly larger number of beneficial holders of its Common Stock.

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

Results of Operations

The Company has closed all of its retail locations in order to concentrate on acquiring two new candy operations and dramatically changing its focus go forward. This new focus will result in a dramatically new store concept and will revolutionize the retail candy store. There is however no assurance that the acquisitions will be successful.

The Fiscal Year (52 Weeks) ended January 30, 2000 ("2000"), compared to the Fiscal Year (31 Weeks) ended January 31, 1999("1999") and Fiscal Year (52 Weeks) ended June 27, 1998 ("1998") follow:

The Company's revenues from discontinued operations for 2000, 1999 and 1998 were earned from the following sources: retail sales for its Candy stores, Gains from Vendor Settlements, Starlog and Hologram Stores. During the fiscal year 2000 the company operated thirteen candy stores and managed seven. During the second quarter of 1998, the Company managed and operated thirteen Candy Stores (after closing one store and reopening another). The Company owned and operated six Starlog Stores for the first three fiscal quarters of 1998 and closed all but one of these stores by the fourth fiscal quarter of 1998. The Company owned and operated six Hologram Stores during part of 1998, and closed all of them by fiscal year end 1998. The Company acquired the Goal Post Distributing, Inc. in late June 1997 and sold the company back at the end of June 1998. All candy stores were closed after January 2000.

Total revenues from operations for 2000 of $2,222,991 were for the 52-week period ending January 30, 2000. Total revenues from operations for 1999 of $1,699,625 were for the 31-week period ending January 31, 1999. This compares to $2,230,922 that was for the 52-week period ending June 27, 1998. On an annualized basis [note: annualized = period / 31 x 52] revenues for 1999 were $2,850,984. The 2000 revenues reflect a decrease of 22% from the annualized revenues of 1999.

Consolidated cost of sales as a percentage of sales decreased to 31% in 2000 and 1999 compared with 38% in 1998. The increased gross margin % in 2000 and 1999 is due to the acquisition of Candico Candy Stores, bulk candy margins are nearly 70%. The company exited unprofitable operations for profitable operations in 1999. The decreased gross profit margin in 1998 was due to the acquisition on a new trading card business (Goal Post) with lower margins and the liquidation of the Hologram and Starlog store operations at distressed prices for merchandise sold.

Consolidated selling, general and administrative expenses (excluding depreciation and amortization) were $2,260,367 in 2000 compared to an annualized $2,285,265 in 1999 and $4,020,646 in 1998. The 1998 period included approximately $1,972,943 in S, G & A. applicable to the newly acquired Goal Post and Candy store operations. The decreased S, G & A from 1998 was due to a conscientious effort to reduce costs. The Company's selling, general and administrative expenses for 2000, 1999, and 1998 consisted primarily of salaries, rent, travel, telephone and utilities, professional fees, insurance, depreciation and amortization, and the selling, general and administrative expenses of the retail Candico and Goal Post operations, Starlog and Hologram stores. In 1998 the provision for bad debts increased to approximately $100,000 of which approximately $84,000 was applicable to the Goal Post operation. Depreciation and amortization decreased to $98,977 in 2000 from $350,238 in 1998 mainly due to write-offs of liquidated and discontinued operations.

The Company reported a loss of $1,434,284 in 2000. Although most stores were marginally profitable on a four wall basis it was determined that the format needed to be revamped and the cost associated with the current stores was prohibitive. As a result it was determined to discontinue operations of the candy stores. As a result the loss reflects a non-cash write-off of $814,097 due to discontinued operations. The candy stores loss from operations amount to $94,000.

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

2000 fiscal year reflects a provision for bad debt of $5,460. 1999 fiscal year reflects a provision for bad debt of $5,400. 1998 fiscal year reflects a provision for bad debts of approximately $100,000 of which $84,000 is applicable to the Goal Post operation.

Liquidity and Capital Resources

The Company had a working capital deficit at January 30, 2000 of $2,122,068 compared to a working capital deficit at January 31, 1999 of $1,695,932 and a working capital deficit of $2,190,098 at June 27, 1998. The current ratio was
 .07 to 1 in 2000, .14 to 1 in 1999 and .07 to 1 in 1998. The Company is seeking to raise additional capital through private placements. Without such capital the Company does not believe that it has sufficient capital to continue to operate its business. There is no assurance that the Company will be successful in raising such capital.

During Fiscal 2000, the Company had net cash used in operations of $170,215. This resulted primarily from increased payables and reserves. The Company's expenditures for property and equipment for Fiscal 2000 were approximately $21,,000 (mainly new computer equipment for the Home Office).

During Fiscal 1999, the Company had net cash used in operations of $564,574. This resulted primarily from a net gain from forgiveness of debt of $707,388. The Company's expenditures for property and equipment for Fiscal 1999 were approximately $44,000 (mainly new property and equipment related to the renovation of one Candico store).

During Fiscal 1998, the Company had net cash used in operations of $1,125,579. This resulted primarily from a net loss of $3,605,833 less approximately $1,476,000 in non-cash expenses, gains and losses, including depreciation and amortization, recording of Reorganization Value in Excess of Assets Allocated applicable to KCK offset by the write-off of Reorganization Value applicable to Starlog, less write-downs of Trade and other Claims from the emergence from bankruptcy. Decreases in inventories and increases in accounts payable and accruals and reserves for closed stores applicable to Starlog operations offset the decrease in cash. The Company's expenditures for property and equipment for Fiscal 1998 were approximately $98,000 (mainly new leasehold improvements related to the renovation of one Candico store).

KCK Corporation was a retailer that owned and operated 14 candy stores under the trade name Candy Candy, and Candico. The Company acquired KCK Corporation, in October, 1997, in exchange for $10.00 cash for 1,000 shares of stock, $200,000 super-priority financing and warrants to purchase 50,000 shares of common stock (40,000 shares at a strike price of $2.50 per share if exercised by September 28, 1998 or for $4.00 per share if exercised thereafter and 10,000 shares at a strike price of $5.00 a share). All warrants expire on October 1, 1999. Effective the date of acquisition $100,000 of super-priority financing was converted to equity.

The Independent Auditors Report, which accompanies and is part of the Company's audited financial statements as of January 30, 2000 and January 31, 1999 and are included as part of this Annual Report, is qualified by the following statement:
"The accompanying consolidated financial statements have been prepared assuming that Retail Entertainment Group, Inc. (formerly Starlog Franchise Corporation) and Subsidiaries will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has incurred recurring losses from operations. The Company has not yet shown the ability to generate cash from operations and as such, this raises substantial doubt about the entity's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties."

ITEM 7.    FINANCIAL STATEMENTS

This information appears in a separate section of this Report following Part
III.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9.    DIRECTORS AND OFFICERS OF THE REGISTRANT

As of June 30, 1998, the Directors and officers of the Company were as follows:

Name                                 Age                  Position
------------------------------------------------------------------------------
Herman Rush                          71       Co-Chairman of Board of Directors
Michael Michaelson                   77       Co-Chairman of Board of Directors
John (Jack) Fitzgerald               58       President, CEO and Director
Ray Markman                          72       Director
Allan R. Lyons                       59       Director

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

Allan R. Lyons had been a director of the Company from August 1993 until his resignation on November 15, 1995. Mr. Lyons was reelected to serve as a director by the Board of Directors effective May 15, 1998. Allan R. Lyons, CPA, is a retired senior member of the firm Piaker & Lyons in Vestal, New York, which he joined in 1964. Mr. Lyons is an active investor and has served on a number of Boards. He is currently a member of the Board of Directors of Ambanc, Inc., Franklin Credit Management Corporation, Officeland, Inc., and Scoreboard, Inc. Scoreboard, Inc. filed for Chapter 11 bankruptcy in March 1998. Mr. Lyons is a member of the American Institute of CPAs, the New York State Society of CPA's and the International Association for Financial Planning. Mr. Lyons was the Comptroller and Finance Director of the Town of Vestal from 1970 to 1997 and is on the Board of Advisor-School of Management -Binghamton University, Treasurer and Trustee of United Health Services and a member of the Endowment Committee of the United Jewish Appeal of Broome County, New York.

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

Annual Compensation

                                                                           Other Annual
   Name and Principal Compensation     Year      Salary $      Bonus $     Compensation $
-----------------------------------------------------------------------------------------
John (Jack) Fitzgerald                 1998      $110,000       -0-
 President CEO, Director               1999      $110,000       -0-               (1)
                                       2000      $150,000       -0-

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

Contingent Stock Options Granted in Last Fiscal Year:

Option/SAR Grants in Last Fiscal Year-Individual Grant

            (a)                        (b)                       (c)                       (d)               (e)
                            % of Total Options /SARs
                               Number of Securities    Granted to Employees in
                                Underlying Options           Fiscal Year            Exercise or Base      Expiration
            Name                /SARs Granted (#)                                     Price ($/Sh)           Date
----------------------------- ----------------------- --------------------------- ---------------------- -------------
   John (Jack) Fitzgerald
       President-CEO                   0(1)                      --%                       --                 --

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

Mr. Kevin VanderKelen, founder of Goal Post Distributing, Inc., in connection with the original acquisition of Goal Post was granted an option to purchase up to 100,000 shares (post one-for-ten reverse split) for prices ranging from $5.00 to $9.00 on a sliding scale over the next five years provided that certain annual gross sale projections from $5,000,000 to $9,000,000 were met. This option was terminated when the Company sold Goal Post back to Mr. VanderKelen effective June 27, 1998.

None of the Company's outstanding options or warrants were exercised during the Fiscal Year ended January 30, 2000 or since then, through June 22, 2000, by any of the name Executive Officers or any other parties. The Company has no long-term incentive plans.

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

In connection with the acquisition of Goal Post, the Company entered into an employment agreement with its President, Mr. Kevin VanderKelen, dated June 29, 1997. Mr. VanderKelen's employment agreement and the related stock options were terminated when the Company sold Goal Post back to Mr. VanderKelen effective June 27, 1998. (See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" below)

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

      Name and Address of Beneficial     Shares of Common      Percentage of
                  Owner                        Stock Held        Shares Held
    -------------------------------------------------------------------------

    Hope Associates, LLC(1)(2)             2,867,000 (2)              72.42%
    c/o Michael Michaelson
    135 E. 71st St., Apt. 3A
    New York, NY 10021

    Kevin VanderKelen(1)(3)                                            6.89%
    Goal Post Distributing, Inc.             272,668 (3)
    13949-9 W. Hillsborough
    Tampa, FL 33634

(1) Shares outstanding are calculated giving effect to a 1 for 10 reverse stock split which occurred effective July 9, 1998.

(2) Hope Associates, LLC is a limited liability company. The percentage of Hope Associates owned by Directors of the Company is as follows:
         Michael Michaelson and Herman Rush each own approximately 25.83%; Ray Markman owns approximately 17.22%; Kevin VanderKelen owns approximately 14.35%; Allan Lyons owns 13.89% and Mark Savel owns approximately 2.87%. The 2,867,000 shares attributed to Hope Associates includes warrants to purchase 500,000 and 300,000 shares and an option to purchase 500,000 shares for $1.25 per share. (See Item 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for a description of the transactions in which the Company granted these warrants and option to Hope Associates.)

(3) Includes 200,928 shares based on Mr. VanderKelen's ownership of 14.35% of Hope Associates and a portion of the warrants and the option to purchase a total of 1,300,000 shares which were granted by the Company in consideration for certain transactions. Hope Associates holds 1,567,000 shares and Hope and/or its members hold warrants and an option to purchase an additional 1,300,000 shares. (See Item 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS")

DIRECTORS AND EXECUTIVE OFFICERS

                                           Shares of Common        Percentage of
Name of Director or Executive Officer            Stock Held          Shares Held
--------------------------------------------------------------------------------
Jack Fitzgerald(1)(2)
President, CEO, Director                            100,000                3.87%

                                           Shares of Common        Percentage of
Name of Director or Executive Officer            Stock Held          Shares Held
--------------------------------------------------------------------------------
Kevin M. VanderKelen(1)(3)
Director                                            272,668                6.89%

Herman Rush(1)(4)
Co-Chairman of the Board                            840,669               21.24%

Michael Michaelson(1)(5)
Co-Chairman of the Board                            795,448               20.09%

Mark  Savel(1)(6)
Director of Franchise Development

and Director                                         54,530                1.38%

Ray Markman(1)(7)
Director                                            505,658               12.77%

Allan R Lyons(1)(8)
Director                                            448,149               11.32%

ALL DIRECTORS AND OFFICERS AS A GROUP
(EIGHT PERSONS) (9)
                                                  3,017,122               76.21%

--------------------
(1) All shares expressed after giving effect to a 1 for 10 Reverse Stock Split which occurred effective July 9, 1998. Based on a total number of outstanding shares of 2,658,870. Based on a total number of shares outstanding and options and warrants which were exercisable on June 1, 2000. (See Item 12 "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

(2)      Includes 100,000 shares pursuant to currently exercisable options.

(3) Includes 200,928 shares based on Mr. VanderKelen's 14.35% ownership interest in Hope Associates and a portion of the warrants and the option to purchase a total of 1,300,000 shares which were granted by the Company in consideration for certain transactions. Hope Associates holds 1,400,000 shares and Hope and/or its members hold warrants and an option to purchase an additional 1,300,000 shares. (See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" below.)

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

In April 1998, various of the Directors have made the Company bridge loans totaling $128,090 as follows: Mr. Rush $39,974, Mr. Michaelson $39,974, Mr. Lyons $21,492, and Mr. Markman $26,650. Such loans are evidenced by demand notes and bear 10% interest. It is intended that such loans be repaid from the proceeds of a proposed private placement of the Company's Common Stock. Additionally, Mr. Rush loaned the Company $100,000 in March 1997 and converted it to stock in December 1999. Rainwater Enterprises Ltd., a company owned by Mr. Michaelson, loaned the Company $100,000 in February 1997, which has been repaid. Mr. VanderKelen also loaned the Company $60,174 pursuant to a demand note bearing interest at 10%, which amount was forgiven following the fiscal year 1998.

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

Compliance with 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Officers, Directors and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and ten percent shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on the Company's copies of such forms received or written representations from certain reporting persons that no Form 5's were required for those persons, the Company believes that, during the time period November 10, 1993 to January 30, 2000, all filing requirements applicable to its Officers, Directors and greater than ten percent beneficial owners were complied with.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits

The following is a complete list of exhibits which are incorporated herein or filed herewith as part of this Report.

                                                              Filed Herewith (X)
                                                              or Incorporated By
No.                           Exhibit                              Reference
------------ -------------------------------------------------------------------

3.1      Certificate of Incorporation of the Registrant.               (1)
3.2      By-Laws of the Registrant, as amended.                        (1)
3.3      Amendment to Certificate of Incorporation of
         Registrant filed July 9, 1998.                                (5)
3.4      By-Laws of SF Stores, Inc.                                    (1)
10.10    Employment Agreement dated as of July 1, 1994
         between the Registrant and Jack Fitzgerald.                   (3)
10.33    Notice of Confirmation of Plan of Reorganization
         dated August 28, 1996.                                        (3)
10.34    Notices of Commencement of Case Under Chapter 11 of
         the Bankruptcy Code dated November 13, 1995.                  (3)
10.35    Agreement of Asset Acquisition and Corporate
         Reorganization dated June 28, 1997 between the
         Registrant and Goal Post Distributing, Inc.                   (4)
10.36    Employment Agreement made as of June 29, 1997
         between the Registrant and Kevin M. VanderKelen               (4)
10.37    Employment Agreement made as of August 15, 1998
         between the Registrant and John (Jack) J.
         Fitzgerald.                                                   (4)
10.38    Purchase of Corporation through Stock Purchase,
         dated September 28, 1997 between the registrant and
         KCK Corporation                                               (4)
10.39    Orders dated November 26, 1997 of United States
         District Court for the District of Columbia,
         incorporating agreements relating to repayment of
         sums received from Charles O. Huttoe                          (4)
10.40    Form of Warrant to Purchase Shares                            (5)
10.41    Agreement of Asset Acquisition dated November 24,
         1998 relating to certain stores owned by Jonford
         Corporation                                                   (5)
10.42    Management and Option Agreement dated November 24,
         1998                                                          (5)
10.43    Sale Agreements relating to resale of Goal Post
         effective June 27, 1998                                       (5)
10.44    Assumption Agreement, as of April 1, 1998                     (5)
22.1     Subsidiaries of Registrant                                    (5)

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

Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the period ended January 30, 2000.

                        RETAIL ENTERTAINMENT GROUP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                      JANUARY 30, 2000 AND JANUARY 31, 1999
                   (WITH INDEPENDENT AUDITORS' REPORT THEREON)

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Retail Entertainment Group, Inc.

We have audited the accompanying consolidated balance sheets of Retail Entertainment Group, Inc. and Subsidiaries as of January 30, 2000 and January 31, 1999, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Retail Entertainment Group, Inc. and Subsidiaries at January 30, 2000 and January 31, 1999, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Retail Entertainment Group, Inc. and Subsidiaries will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has incurred recurring losses from operations. The Company has not yet shown the ability to generate cash from operations, as such, this raises substantial doubt about the entity's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

June 22, 2000

                        RETAIL ENTERTAINMENT GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                      JANUARY 30, 2000 AND JANUARY 31, 1999

                                     ASSETS

                                                          JANUARY 30, 2000   JANUARY 31, 1999
                                                          ----------------   ----------------
Current assets:
    Cash                                                   $       45,487     $       42,469
    Accounts receivable, net of allowance for
      doubtful accounts of $5,460 and $5,400
      for 2000 and 1999, respectively                               5,460              5,400
    Inventories, net of reserves of $-0- and $-0-
     for 2000 and 1999, respectively                              101,499            199,862
    Prepaid expenses and other current assets                      12,871             18,255
                                                           --------------     --------------

                     Total current assets                         165,317            265,986

Property and equipment, net                                        80,393            195,408
Reorganizational value in excess of amounts
  allocated to identifiable assets, net                                --            476,696
Other assets                                                        2,534              2,891
                                                           --------------     --------------

                                                           $      248,244     $      940,981
                                                           ==============     ==============

See accompanying notes to consolidated financial statements.

                                      -19-

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                               JANUARY 30, 2000     JANUARY 31, 1999
                                                               -----------------    -----------------
Liabilities:
Current liabilities:
    Accounts payable and accrued expenses                      $       1,289,113    $         722,557
    Notes payable - affiliates                                           714,404              638,088
    Current portion of long-term debt                                    320,641              456,444
    Due to Candy Candy Acquisition Corporation                           (36,773)             144,829
    Other liabilities, including restructuring reserves                       --                   --
                                                               -----------------    -----------------

                     Total current liabilities                         2,287,385            1,961,918

Long-term liabilities:
    Long-term debt                                                       785,698              661,587
                                                               -----------------    -----------------

                     Total liabilities                                 3,073,083            2,623,505
                                                               -----------------    -----------------

Stockholders' deficit:
    Common stock, $.01 par value; authorized 6,000,000
      shares, issued and outstanding 2,658,764 and 2,429,764
      shares for 2000 and 1999, respectively                              26,588               24,298
    Additional paid-in capital                                         3,246,512            2,962,552
    Accumulated deficit                                               (6,097,939)          (4,669,374)
                                                               -----------------    -----------------

                     Net stockholders' deficit                        (2,824,839)          (1,682,524)
                                                               -----------------    -----------------


                                                               $         248,244    $         940,981
                                                               =================    =================


See accompanying notes to consolidated financial statements.


                        RETAIL ENTERTAINMENT GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                YEARS ENDED JANUARY 30, 2000 AND JANUARY 31, 1999

                                                                 JANUARY 30, 2000     JANUARY 31, 1999
                                                                 -----------------    -----------------
Net sales                                                        $              --    $              --

    Total revenues                                                              --                   --

Cost of sales                                                                   --                   --

                     Gross profit                                               --                   --

Selling, general and administrative                                        742,848              407,291
                                                                 -----------------    -----------------

Loss from operations                                                      (742,848)            (407,291)

Other income (expense):
    Interest and other income                                                   --                   --
    Interest expense                                                       (32,400)             (96,552)
    Management fee revenue                                                  99,033               56,852
                                                                 -----------------    -----------------

                     Loss before discontinued operations                  (676,215)            (446,991)

Discontinued operations:
    Loss from operations of discontinued operations                       (124,048)              (5,282)
    Loss on disposal of discontinued operations                           (814,096)             (25,020)
                                                                 -----------------    -----------------

                     Loss before extraordinary items                    (1,614,359)            (477,293)

Extraordinary items -
    Gain on extinguishment of debt                                         180,076              707,388
                                                                 -----------------    -----------------

                     Net income (loss)                           $      (1,434,283)   $         230,095
                                                                 =================    =================

Basic and diluted net income (loss) per share of common stock:

  Before discontinued operations                                 $            (.29)   $            (.20)
                                                                 -----------------    -----------------

  Discontinued operations                                        $            (.37)   $            (.01)

  Extraordinary items                                            $             .07    $             .32
                                                                 -----------------    -----------------

    Net income (loss)                                            $            (.56)   $             .10
                                                                 =================    =================

                                                                     (continued)

                        RETAIL ENTERTAINMENT GROUP, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED

                YEARS ENDED JANUARY 30, 2000 AND JANUARY 31, 1999

                                                                 JANUARY 30, 2000     JANUARY 31, 1999
                                                                 -----------------    -----------------

  Earnings per common share - assuming dilution
    Loss before discontinued operations                          $            (.21)   $            (.12)
      Discontinued operations                                    $            (.26)   $            (.01)
      Extraordinary items                                        $             .05    $             .21
                                                                 -----------------    -----------------

    Net income (loss)                                            $            (.40)   $             .07
                                                                 =================    =================

Weighted number of common shares outstanding                             2,544,264            2,223,232
                                                                 =================    =================

Weighted average number of common shares outstanding -
 dilutive options and warrants                                           3,604,264            3,283,232
                                                                 =================    =================





See accompanying notes to consolidated financial statements.

                        RETAIL ENTERTAINMENT GROUP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                YEARS ENDED JANUARY 30, 2000 AND JANUARY 31, 1999

                                                Common Stock
                                        --------------------------
                                                          Par         Additional                        Net
                                         Number of       Value          Paid-In      Accumulated    Stockholders'
                                          Shares         Amount         Capital        Deficit        Deficit
                                        -----------    -----------    -----------    -----------    -----------
Balances at June 28, 1997                 2,423,764    $    24,238    $   575,612    $(1,293,636)   $  (693,786)

Conversion of debt into additional
 paid-in capital                                 --             --      2,000,000             --      2,000,000

Consideration received and retirement
 of treasury shares                        (330,000)        (3,300)       (29,700)            --        (33,000)

Net loss                                         --             --             --     (3,605,833)    (3,605,833)
                                        -----------    -----------    -----------    -----------    -----------

Balances at June 27, 1998                 2,093,764         20,938      2,545,912     (4,899,469)    (2,332,619)

Issuance of common stock                    336,000          3,360        416,640             --        420,000

Net income                                       --             --             --        230,095        230,095
                                        -----------    -----------    -----------    -----------    -----------

Balances at January 31, 1999              2,429,764         24,298      2,962,552     (4,669,374)    (1,682,524)

Issuance of common stock                    229,000          2,290        283,960             --        286,250

Net income                                       --             --             --     (1,434,283)    (1,434,283)
                                        -----------    -----------    -----------    -----------    -----------

Balances at January 30, 2000              2,658,764    $    26,588    $ 3,246,512    $(6,103,657)   $(2,830,557)
                                        ===========    ===========    ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

                        RETAIL ENTERTAINMENT GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                YEARS ENDED JANUARY 30, 2000 AND JANUARY 31, 1999

                                                                       JANUARY 30, 2000     JANUARY 31, 1999
                                                                       -----------------    -----------------
Cash flows from operating activities:
    Net income (loss)                                                  $      (1,434,284)   $         230,095
    Adjustments to reconcile net loss to net cash from
      operating activities:
    Net effects from purchase of Candico Entertainment, Inc.
      and sale of Goal Post Distributors, Inc.:
        Depreciation and amortization                                             98,977               94,996
        Accretion of interest                                                     17,600                9,800
        Gain on forgiveness of debt                                                   --             (707,388)
        Loss on disposal of property and equipment and
          other assets                                                           814,097               25,020
        Loss on sale of Goal Post Distributors, Inc.                                  --                   --
        Changes in operating assets and liabilities:
             Increase in accounts receivable                                         (60)              (5,039)
             Decrease (increase) decrease in inventories                          98,363              (95,849)
             Decrease (increase) in prepaid expenses and other
               current assets                                                      5,384              (12,611)
             Increase in accounts payable and accrued expenses                   159,413               56,213
             Increase (decrease) other liabilities                               107,143             (304,640)
             Decrease in trade and other miscellaneous claims                         --                   --
             Increase in related party payables                                  (36,848)             144,829
                                                                       -----------------    -----------------

                           Net cash used in operating activities                (170,215)            (564,574)
                                                                       -----------------    -----------------

Cash flows from investing activities:

    Business acquisitions, net of acquired cash                                       --                   --
    Purchases of property and equipment                                           21,361              (43,743)
    Decrease in other assets                                                          --                   --
                                                                       -----------------    -----------------

                           Net cash used in investing activities                  21,361              (43,743)
                                                                       -----------------    -----------------

Cash flows from financing activities:

    Proceeds from long-term borrowings - bank                                         --                   --
    Proceeds from notes payable - affiliates                                    (181,602)             300,000
    Payments to unsecured creditors                                                   --               (5,743)
    Net payments on long-term debt                                               (29,092)            (123,603)
    Payments to affiliates                                                            --                   --
    Proceeds of loans from Stockholders                                           76,316                   --
    Proceeds from common stock private placement                                 286,250              420,000
                                                                       -----------------    -----------------

                           Net cash provided by financing activities   $         151,872    $         590,654
                                                                       -----------------    -----------------

                                                                     (continued)


                        RETAIL ENTERTAINMENT GROUP, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                YEARS ENDED JANUARY 30, 2000 AND JANUARY 31, 1999

                                                                       JANUARY 30, 2000     JANUARY 31, 1999
                                                                       -----------------    -----------------
Decrease in cash                                                                   3,018              (17,663)

Cash at beginning of year                                                         42,469               60,132
                                                                       -----------------    -----------------

Cash at end of year                                                    $          45,487    $          42,469
                                                                       =================    =================


Supplemental schedule of non-cash financing activities:

Interest paid was approximately $74,376 and $107,400 for the year ended January 30, 2000 and the seven-months ended January 31, 1999, respectively.




See accompanying notes to consolidated financial statements.

                        RETAIL ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      JANUARY 30, 2000 AND JANUARY 31, 1999

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)      PRINCIPAL BUSINESS ACTIVITY

                The principal business activity of Retail Entertainment Group, Inc. (Company) is the retail distribution of bulk candy under the name of "Candy Candy" or Candico (the "Candico Stores"). Previously, the Company operated Starlog stores that included various science fiction and other products.

       (b)      CONSOLIDATION

                The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Candico Entertainment, Inc. (Candico). All significant intercompany transactions and balances have been eliminated in consolidation.

       (c)      DISCONTINUED OPERATIONS REPORTING

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

       (d)      INVENTORIES

                Inventories, consisting of finished goods, are stated at their net realizable value using the lower of cost or market, and determined by the first-in, first-out method (FIFO).

       (e)      DEPRECIATION AND AMORTIZATION

                Depreciation and amortization of property and equipment is calculated using the straight-line method over the estimated useful lives of the related assets or life of the lease, whichever is shorter.

                                                                     (continued)

                        RETAIL ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      JANUARY 30, 2000 AND JANUARY 31, 1999

       (f)      REVENUE RECOGNITION

                The Company recognizes revenue when goods or services are provided.

       (g)      ESTIMATES

                The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results may differ from those estimates.

       (h)      SEASONALITY

                The Company's sales are seasonal in nature based, in part, on gift buying during holiday periods such as Valentine's Day, Halloween, Christmas and Easter.

       (i)      RECLASSIFICATIONS

                Certain amounts in the 1999 consolidated financial statements have been reclassified to conform with the 2000 presentation. Such reclassifications had no effect on reported total net loss.

       (j)      CASH AND CASH EQUIVALENTS

                The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

       (k)      EARNINGS PER SHARE

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

                                                                     (continued)

                        RETAIL ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      JANUARY 30, 2000 AND JANUARY 31, 1999

       (l)      INCOME TAXES

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

       (m)      RISKS AND UNCERTAINTIES

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

       (n)      RECENT ACCOUNTING PRONOUNCEMENTS

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


                                                                     (continued)

                        RETAIL ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      JANUARY 30, 2000 AND JANUARY 31, 1999

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

                                                                     (continued)

                        RETAIL ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      JANUARY 30, 2000 AND JANUARY 31, 1999

(2)      DISCONTINUED OPERATIONS

         For the year ended January 30, 2000 and the seven-months ended January 31, 1999, the Company recorded a net loss of $124,048 and $5,282, respectively, as part of discontinued operations in the accompanying consolidated statement of operations. For financial reporting purposes, the assets, liabilities, results of operations and cash flows of Candico Entertainment are included in the Company's consolidated financial statements. A summary of these assets and liabilities as of January 30, 2000 and January 31, 1999 are as follows:

                                                           JANUARY 30, 2000    JANUARY 31, 1999
                                                           ----------------    ----------------
         Assets:
           Cash and cash equivalents                          $      45,447      $       34,093
           Accounts receivable, net                                   5,460               5,400
           Inventory                                                101,499             199,861
           Other current assets                                      14,637              21,036
           Property, plant and equipment                             59,786             647,776
                                                              -------------      --------------

                Total assets - discontinued operations        $     226,829      $      908,166
                                                              =============      ==============

         Liabilities:
           Accounts payable and accrued liabilities           $     865,281      $      255,333
           Other current liabilities                                (17,366)            263,029
           Long-term liabilities                                    303,088             381,552
                                                              -------------      --------------

                Total liabilities - discontinued operations       1,151,003             899,914
                                                              -------------      --------------

                Net assets (liabilities) of discontinued
                  operations                                  $    (924,174)     $        8,252
                                                              =============      ==============

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

                                                                     (continued)

                        RETAIL ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      JANUARY 30, 2000 AND JANUARY 31, 1999

(3)    PROPERTY AND EQUIPMENT

       Property and equipment consist of the following:

                                                                                             Estimated
                                               JANUARY 30, 2000        JANUARY 31, 1999    Useful Life
                                               ----------------        ----------------    -----------
           Trade show exhibition displays       $             -          $            -       3 years
           Computer equipment and software              119,207                 119,207     3-5 years
           Furniture, fixtures and equipment            264,024                 275,939     3-7 years
           Leasehold improvements                         3,057                  79,206    Life of lease
                                                ---------------          --------------     or 10 years

                                                        386,288                 474,352
                                                ---------------          --------------

           Less accumulated depreciation
             and amortization                          (305,895)               (278,944)
                                                ---------------          --------------

                                                $        80,393          $      195,408
                                                ===============          ==============

       Depreciation and amortization related to property and equipment totaled approximately $99,000 and $95,000 for the year ended January 30, 2000 and the seven-months ended January 31, 1999, respectively.

       Approximately $30,000 of net property and equipment reported in prior year was disposed of in the current period as part of discontinued operations.

(4)    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

       Accounts payable and accrued expenses consist of the following:

                                         JANUARY 30, 2000      JANUARY 31, 1999
                                         ----------------      ----------------

           Accounts payable                 $     713,834        $      482,551
           Accrued professional fees              108,923               130,000
           Accrued payroll                         19,568                29,239
           Accrued taxes                          107,143                60,233
           Accrued interest                        39,111                20,000
           Accrued rents                                -                     -
           Other                                  300,534                   534
                                            -------------        --------------

                                            $   1,289,113        $      722,557
                                            =============        ==============

       Approximately $815,000 of accounts payable and accrued expenses reported in the prior year related to discontinued operations (see Note 3).

                                                                     (continued)

                        RETAIL ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      JANUARY 30, 2000 AND JANUARY 31, 1999

(5)    NOTES PAYABLE - AFFILIATES

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

(6)    RELATED PARTY TRANSACTIONS

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

                                                                     (continued)

                        RETAIL ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      JANUARY 30, 2000 AND JANUARY 31, 1999

(7)    MANAGEMENT AND OPTION AGREEMENT

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

(8)    LONG-TERM DEBT

       Amounts due to unrelated entities at January 30, 2000 and January 31, 1999 consists of the following:

                                                                         JANUARY 30, 2000        JANUARY 31, 1999
                                                                         ----------------        ----------------
           Note payable to Securities Exchange Commission due in annual installments through January 2002, with interest
           payable annually at 5.5%.                                        $   303,820            $    303,820

           Notes payable to unsecured creditors due in monthly installments through June 2002 with interest payable monthly at 12% (net

           of unamortized portion imputed interest of $43,400).                 364,000                 346,600

           Note payable to Gray and Crawley due in
           monthly installments through May 2001 with
           interest at 9%.                                                      189,998                 206,777

           Note payable to NB Services, Inc. due in monthly
           installments through May 2001 with interest
           at 9%.                                                               144,845                 148,491
           Note payable to Gray and Crawley due in monthly
           installments through April 2003 with interest at 10%.                 53,525                  58,086

           Notes payable to unsecured creditors due in monthly
           installments through May 2003 with interest at 10%.                   50,151                  54,257
                                                                            -----------            ------------
                Total                                                       $ 1,106,339            $  1,118,031

                                                                     (continued)

                        RETAIL ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      JANUARY 30, 2000 AND JANUARY 31, 1999

(8)    LONG-TERM DEBT - CONTINUED

                                                           JANUARY 30, 2000    JANUARY 31, 1999
                                                           ----------------    ----------------
           Less current installments of long-term debt             320,641             456,444
                                                               -----------        ------------

           Long-term debt, excluding current installments      $   785,698        $    661,587
                                                               ===========        ============

       The aggregate of future maturities of long-term indebtedness are as follows:

           FISCAL YEAR ENDING JANUARY:
           ---------------------------
                  2001                                 890,308
                  2002                                 161,632
                  2003                                  54,399
                                                   -----------
                                                   $ 1,106,339
                                                   ===========

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

(9)    INCOME TAXES

       The Plan of Reorganization of the Company was approved by the United States Bankruptcy Court on August 28, 1996, provided for the issuance of new common stock to satisfy the Company's indebtedness and resulted in an "ownership change" under Section 382 of the United States Tax Code. As a result, total usage of the Company's net operating loss carryforwards of $7,900,000 that occurred prior to emergence from bankruptcy, noted below, will be limited to approximately $20,000 annually or $300,000 over the next 15 years. In addition, deferred deductions, described below, that become deductible for tax purposes during the five year period following the effective date of the bankruptcy are also subject to the annual limitation. Net operating carryforwards (NOL) and future deductions exceeding the annual limitation will expire unutilized. NOL's which resulted subsequent to emergence from bankruptcy will not be fully available for future utilization. (continued)

                        RETAIL ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      JANUARY 30, 2000 AND JANUARY 31, 1999

(9)    INCOME TAXES - CONTINUED

       The Company accounts for income taxes pursuant to the Statement of Financial Accounting Standards No. 109. The approximate amounts of deferred assets at January 30, 2000 and January 31, 1999, respectively, resulting from temporary differences and carryforwards were as follows:

                                                              JANUARY 30, 2000    JANUARY 31, 1999
                                                              ----------------    ----------------
           Net operating loss carryforwards                      $   9,960,900      $    9,220,900
           Expenses recognized for financial
             reporting purposes not yet deductible:
                Other                                                        -                   -
                                                                 -------------      --------------
                                                                     9,996,900           9,220,900
                Effective federal and state tax rate                        40%                 40%
                                                                 -------------      --------------

           Total deferred tax asset                                  3,984,360           3,688,360

           Valuation allowance for deferred tax asset               (3,984,360)         (3,688,360)
                                                                 -------------      --------------

           Net deferred tax asset                                $          --      $           --
                                                                 =============      ==============

(10)   COMMITMENTS AND CONTINGENCIES

       The Company has entered into various non-cancelable operating leases for office, warehouse and retail store space expiring at various dates through 2006. Certain of the leases provide for minimum annual rentals plus additional rental payments based upon sales volume.

       At January 30, 2000, aggregate approximate future minimum rental payments required under operating leases are as follows:

           FISCAL YEAR ENDING JANUARY:

                  2001                           $   415,631
                  2002                               335,675
                  2003                               276,006
                  Thereafter                         371,818
                                                 -----------
                                                 $ 1,399,130

       Rent expense charged to operations for the years ended January 30, 2000 and January 31, 1999 was approximately $802,392 and $501,923, respectively.

                                                                     (continued)

                        RETAIL ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      JANUARY 30, 2000 AND JANUARY 31, 1999

(10)   COMMITMENTS AND CONTINGENCIES - CONTINUED

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

(11)   STOCKHOLDERS' EQUITY

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

       None of the Company's outstanding options or warrants have been exercised during the year ended January 30, 2000 or the seven-months ended January 31, 1999.

                                                                     (continued)

                        RETAIL ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      JANUARY 30, 2000 AND JANUARY 31, 1999

(12)    STOCK OPTIONS AND WARRANTS

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

        AGGREGATE STOCK OPTION ACTIVITY

        The following tables summarize information about the aggregate stock option and warrant activity (post one-for-ten reverse split) for the year ended January 30, 2000:

                                                                       Weighted-
                                                                       average
                                                        Number         exercise
                                                      of Shares        price
                                                     -----------      ----------
           Outstanding, beginning of year              1,544,000      $     1.39
             Granted                                      50,000            1.25
             Exercised                                         -               -
             Forfeited                                         -               -
                                                     -----------      ----------

           Outstanding, end of year                    1,594,000            1.39
                                                     -----------      ----------

           Options and warrants vested, end of year    1,594,000      $     1.39
                                                     ===========      ==========

           OPTIONS AND WARRANTS OUTSTANDING AND EXERCISABLE
           ------------------------------------------------
                                                                  Weighted-
                                                 Weighted-         average
                                                 average          remaining
            Average               Number         exercise         contractual
        Exercise Price          outstanding      price           life (years)
        --------------          -----------   -------------      ------------

          $.60 - 2.50               194,000       $ 1.52              4
          1.25 - 5.00               550,000         1.53              2
            1.25                    800,000         1.25              2
            1.25                     50,000         1.25              4
                                  ---------         ----             --

                                  1,594,000        $1.39              2
                                  =========         ====             ==

       These tables do not include options and warrants in which certain events or contingencies must be met prior to grant.

                                                                     (continued)

                        RETAIL ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      JANUARY 30, 2000 AND JANUARY 31, 1999

(12)    STOCK OPTIONS AND WARRANTS - CONTINUED

        ACCOUNTING FOR STOCK-BASED COMPENSATION

        The Company accounts for its stock option plans under Accounting Principles Board Opinion No. 25 (APB 25), under which no compensation expense has been recognized. In October 1995, the FASB issued SFAS No. 123, " Accounting for Stock-Based Compensation" (SFAS 123), which was effective for fiscal years beginning after December 15, 1995. SFAS 123 allows companies to continue following the accounting guidance of APB 25, but requires pro forma disclosure of net income and earnings per share for the effects on compensation expense had the accounting guidance of SFAS 123 been adopted. The pro forma disclosures are required only for options granted in fiscal years beginning after December 15, 1994.

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

(13)    GOING CONCERN

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

Dated: June 21, 2000

RETAIL ENTERTAINMENT GROUP, INC.

BY:        /s/ John Fitzgerald                  June 22, 2000
    ------------------------------------        Date
         John (Jack) Fitzgerald
         President, CEO & CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ JOHN FITZGERALD             President, Chief Executive   Date: June 22, 2000
---------------------------     Officer and Director
John (Jack) Fitzgerald

/s/ MICHAEL MICHAELSON          Director                     Date: June 22, 2000
---------------------------
Michael Michaelson

/s/ HERMAN RUSH                 Director                     Date: June 22, 2000
---------------------------
Herman Rush

/s/ RAY MARKMAN                 Director                     Date: June 22, 2000
---------------------------
Ray Markman

/s/ ALLAN R. LYONS              Director                     Date: June 22, 2000
---------------------------
Allan R. Lyons