Form 10QSB
period 2000-04-30
RETAIL ENTERTAINMENT GROUP INC
filed 2000-06-28
CIK 907435

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

                         Quarterly or Transition Report
                                   (Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) of
      THE SECURITIES EXCHANGE ACT OF 1934

                        For the thirteen weeks ended April 30, 2000

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 or 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________ to _______


                         Commission file number 0-22638
                                                --------

                        Retail Entertainment Group, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


      New Jersey                                        22-3219281
---------------------------------           -----------------------------------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X}

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common stock as of the latest practicable date. Common Stock, $.01 par value- 2,658,764 shares outstanding as of June 24, 2000

                        RETAIL ENTERTAINMENT GROUP, INC.

                                      Index

                                                                            Page
                                                                            ----

Part I.        Financial Information

Item I.        Financial Statements

               Consolidated Balance Sheets- April 30, 2000 (Unaudited) and
                            January 31, 1999 (Audited)                        3

               Consolidated Statements of Operations (Unaudited) for the
                            Thirteen Weeks Ended April 30, 2000 and
                            May 2, 1999                                       4

               Consolidated Statements of Cash Flows (Unaudited) for the
                            Thirteen Weeks Ended April 30, 2000 and
                            May 2, 1999                                       5

               Consolidated Statements of Stockholders' Equity (Unaudited)    6

               Notes to Consolidated Financial Statements - April 30, 2000    7

Item 2.        Management's Discussion and Analysis or Plan of Operation     11

Part II.       Other Information                                             11

Item 1.        Legal Proceedings                                             11

Item 5.        Other Information                                             11

Item 6.        Exhibits and Reports on Form 8-K                              11

Signatures                                                                   12

                        RETAIL ENTERTAINMENT GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                                                                                   April 30,      January 30,
                                                                                     2000            2000
                                                                                     ----            ----
                                    ASSETS                                        (Unaudited)     (Audited)
                                                                                  -----------    -----------
Current Assets:
              Cash and cash equivalents                                           $    40,161    $    45,487
              Marketable securities                                                       -              -
              Accounts receivable, net of allowance for doubtful accounts
                          of $ 0 and $0 respectively                                      -            5,460
              Inventories, net of reserves of  $0 and $0 respectively                   5,203        101,499
              Prepaid expenses and other current assets                                   -           12,871
                                                                                  -----------    -----------
                          Total Current Assets                                         45,364        165,317

Property and Equipment, net                                                            73,311         80,393
Reorganization Value in Excess of Amounts Allocated to Identifiable Assets                -              -
Other Assets                                                                            2,534          2,534
                                                                                  -----------    -----------
                                                                                  $   121,209    $   248,244
                                                                                  ===========    ===========

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
              Accounts payable and accrued liabilities                            $ 1,121,945    $ 1,289,113
              Other liabilities, including reserves                                    38,926        (36,773)
              Loans due to stockholders and affiliates                                952,979        714,404
              Current maturities of long-term debt                                    434,488        320,641
                                                                                  -----------    -----------
                          Total Current Liabilities                                 2,548,338      2,287,385
Long-Term Liabilities:
              Long-term debt                                                          650,663        785,698
              Liabilities subject to compromise                                           -              -
                                                                                  -----------    -----------
                          Total Liabilities                                         3,199,001      3,073,083
                                                                                  -----------    -----------

Stockholders' Equity (Deficit):
              Common stock, $.01 par value; authorized 6,000,000 shares,
                      issued and outstanding 2,423,764 shares                          26,588         26,588
              Additional paid-in capital                                            3,246,512      3,246,512
              Accumulated deficit                                                  (6,350,892)    (6,097,939)
                                                                                  -----------    -----------
                          Net Stockholders' Equity                                 (3,077,792)    (2,824,839)
                                                                                  -----------    -----------
                                                                                  $   121,209    $   248,244
                                                                                  ===========    ===========

          See accompanying notes to consolidated financial statements.

                        RETAIL ENTERTAINMENT GROUP, INC.
                      CONSOLIDATED STATEMENTS of OPERATIONS
                                   (Unaudited)

                                                      Thirteen Weeks Thirteen Weeks
                                                          Ended          Ended
                                                         April 30,       May 2,
                                                           2000          1999
                                                      -------------- --------------
Operating Revenues:
          Retail sales                                 $       -      $       -
                    Total Revenue                              -              -
Costs and Expenses:
          Cost of sales                                        -              -
          Depreciation and amortization                      1,030         24,328
          Selling, general and administrative              232,336        219,459
                                                       -----------    -----------
                    Total Costs and Expenses               233,366        243,787
                                                       -----------    -----------

Profit (Loss) from Operations                             (233,366)      (243,787)

Other Income (Expense):
          Other Income                                         -           32,117
          Interest Expense                                 (19,587)           -
          Loss on sale or abandonment                          -              -
                                                       -----------    -----------
                    Total Other Income (Expense)           (19,587)        32,117
                                                       -----------    -----------
Net Profit (Loss) before discontinued operations       $  (252,953)   $  (211,670)
                                                       ===========    ===========

Discontinued operations:
          Loss from discontinued operations            $       -      $    13,146
                                                       -----------    -----------
          Net Gain(Loss)                               $  (252,953)   $  (198,524)
                                                       ===========    ===========

Net income (loss) per common share                          (0.095)        (0.082)
                                                       ===========    ===========

Weighted average number of common shares outstanding     2,658,764      2,429,870
                                                       ===========    ===========

          See accompanying notes to consolidated financial statements.


                         RETAIL ENTERTAINMENT GROUP, INC.
                        CONSOLIDATED CASH FLOW STATEMENTS
                                  (Unaudited)
                                                                                  Thirteen Weeks  Thirteen Weeks
                                                                                      Ended          Ended
                                                                                    April 30,        May 2,
                                                                                       2000           1999
                                                                                  --------------  --------------
Cash Flows From Operating Activities:
       Net Profit (Loss)                                                           $  (252,953)   $  (198,524)
       Adjustments to reconcile net loss to net cash used in operations
            Depreciation and amortization                                                7,082         42,953
            Write-off of organization costs                                                -              -
            Loss on sale or abandonment of assets                                          -              -
            Gains from extinguishment of debt                                              -              -
            Loss on sale of Goal Post Distributors, Inc.
            Changes in operating assets and liabilities:
                 (Increase) in accounts receivable                                       5,460            -
                 Increase in marketable securities                                         -              -
                 Decrease (increase) in inventories                                     96,296        (48,612)
                 (Increase) in prepaid expenses and other current assets                12,871          2,031
                 (Decrease) increase in accounts payable and accrued liabilities      (167,168)        21,590
                 (Decrease) in reserves and other liabilities                           75,699        (21,995)
                 Increase (decrease) in trade and other miscellaneous claims
                 (Increase) in other working capital                                   (21,188)       257,074
                                                                                   -----------    -----------
                           Net cash used in operating activities                      (243,901)        54,517
                                                                                   -----------    -----------

Cash Flows From Investing Activities:
       Purchases of property and equipment                                                 -          (23,333)
       Acquisition deposit                                                                 -              -
                                                                                   -----------    -----------
                           Net cash used in investing activities                           -          (23,333)
                                                                                   -----------    -----------

Cash Flows From Financing Activities:
       Proceeds from issuance of stock in private placement                                -              -
       Proceeds from loans from stockholders                                           238,575            -
       Issuance of new unsecured notes, net of discount                                    -              -
       Payments on loans from stockholders/debtors                                         -          (21,002)
       Conversion of convertible debt into stock                                           -              -
                                                                                   -----------    -----------
                           Net cash from financing activities                          238,575        (21,002)
                                                                                   -----------    -----------

Increase in cash and cash equivalents                                                   (5,326)        10,182
       Cash at beginning of period                                                      45,487         42,469
                                                                                   -----------    -----------
       Cash at end of period                                                       $    40,161    $    52,651
                                                                                   -----------    -----------

          See accompanying notes to consolidated financial statements.

                        RETAIL ENTERTAINMENT GROUP, INC.
                Consolidated Statements of Stockholders' Deficit

                                                Common Stock
                                          ------------------------
                                                           Par         Additional                      Net
                                          Number of       Value         Paid-In      Accumulated    Stockholders'
                                           Shares         Amount        Capital        Deficit        Deficit
                                          ---------    -----------    -----------    -----------    -----------
Balances at June 28, 1997                 2,423,764    $    24,238    $   575,612    $(1,293,636)   $  (693,786)
                                          ---------    -----------    -----------    -----------    -----------

Conversion of debt into additional
 paid-in capital                                -              -        2,000,000            -        2,000,000

Consideration received and retirement
of treasury shares                         (330,000)        (3,300)       (29,700)           -          (33,000)

Net loss                                        -              -              -       (3,605,833)    (3,605,833)
                                                                                     -----------    -----------

Balances at June 27, 1998                 2,093,764         20,938      2,545,912     (4,899,469)    (2,332,619)

Issuance of common stock                    336,000          3,360        416,640            -          420,000

Net income                                      -              -              -          230,095        230,095
                                                                                     -----------    -----------

Balances at January 31, 1999              2,429,764    $    24,298    $  ,962,552    $(4,669,374)   $(1,682,524)
                                        ===========    ===========    ===========    ===========    ===========


Issuance of common stock                    229,000          2,290        283,960            -          286,250

Net income                                                                            (1,428,566)    (1,428,566)
                                                                                     -----------    -----------

Balance at January 30, 2000               2,658,764    $    26,588    $ 3,246,512    $(6,097,940)   $(2,824,840)
                                        ===========    ===========    ===========    ===========    ===========

Issuance of common stock                        -              -              -              -              -

Net income                                      -              -              -         (252,953)      (252,953)
                                                                                     -----------    -----------

 Balance at January 30, 2000              2,658,764    $    26,588    $ 3,246,512    $(6,350,893)   $(3,077,793)
                                        ===========    ===========    ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

           RETAIL ENTERTAINMENT GROUP, INC.
           Notes to Consolidated Financial Statements
           April 30, 2000

(1)        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)        PRINCIPAL BUSINESS ACTIVITY

           The principal business activity of Retail Entertainment Group, Inc. (Company) is the retail distribution of bulk candy. The Company in 1999 has operated stores under the name of "Candy Candy" and "Candico"; all stores have or are in the process of closing. Previously, the Company operated Starlog stores that included various science fiction and other products. During fiscal year 1998, the Company changed its name from Starlog Franchise Corporation to Retail Entertainment Group, Inc.

(b)        CONSOLIDATION

           The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Candico Entertainment, Inc. (Candico). All significant intercompany transactions and balances have been eliminated in consolidation.

           These statements have been prepared by the Company and are unaudited. Additionally, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements are read in connection with the financial statements and notes thereto included in the Company's Annual report on Form 10-KSB for the fiscal year ended January 30, 2000. There have been no changes of significant accounting policies since January 30, 2000.

(c)        DISCONTINUED OPERATIONS REPORTING

           CANDICO ENTERTAINMENT, INC.

           For the thirteen weeks ended April 30, 2000 and May 2, 1999, the Company recorded a net loss of $0 and a gain of $13,146, respectively, as part of discontinued operations in the accompanying consolidated statement of operations. For financial reporting purposes, the assets, liabilities, results of operations and cash flows of Candico Entertainment are included in the Company's consolidated financial statements. A summary of these assets and liabilities as of April 30, 2000 and May 2, 1999 are as follows:

                                                                   April 30, 2000      May 2, 1999
                                                                   --------------      -----------
           Assets:
             Cash and cash equivalents                             $     38,359        $    48,388
             Accounts receivable, net                                                        5,400
             Inventory                                                    5,203            244,010
             Other current assets                                         1,766             19,115
             Property, plant and equipment                               53,735            629,868
                                                                   ------------        -----------

                  Total assets - discontinued operations           $     99,063        $   946,781
                                                                   ============        ===========

           Liabilities:
            Accounts payable and accrued liabilities               $    762,555        $   488,496
            Other current liabilities                                   (21,631)            77,592
            Long-term liabilities                                       282,313            357,027
                                                                   ------------        -----------

                  Total liabilities - discontinued operations         1,023,237            923,115
                                                                   ------------        -----------

                  Net assets (liabilities) of discontinued
                    operations                                     $   (924,174)       $    23,666
                                                                   ============        ===========

        The liabilities of discontinued operations will be renegotiated and are expected to be paid in fiscal period ended January 28, 2001. The repayments will come from cash from continuing operations or other financing sources.

           RETAIL ENTERTAINMENT GROUP, INC.
           Notes to Consolidated Financial Statements

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

(k)        EARNINGS PER SHARE

           In the fourth quarter of fiscal year 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS 128). In February 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 98 related to SFAS
           128. SFAS 128 replaced the calculation for primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are similar to the previously reported fully diluted earnings per share. The Company had options and warrants at January 30, 2000, resulting in diluted earnings per share. Certain of the Company's options and warrants were not included in computing dilutive net income (loss) per common share because their effects were anti-dilutive.

           RETAIL ENTERTAINMENT GROUP, INC.
           Notes to Consolidated Financial Statements

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

(b)        EMERGENCE AND ACQUISITION

           The United States Bankruptcy Court for the Middle District of North Carolina, confirmed the Debtor's Plan of Reorganization (the Plan) on March 26, 1998 (the Confirmation Date), allowing the debtor to emerge from Chapter 11 Bankruptcy effective March 28, 1998 (the Effective
           Date). On March 28, 1998, the Company acquired all of the assets and liabilities of KCK Corporation and effectively owned KCK. The debtor operated under the protection of Chapter 11 following a voluntary petition for reorganization filed July 22, 1997 and amended on March 19, 1998. The Company was the Debtor's approved post-petition lender of an allowed secured, super-priority administrative claim in the amount of $200,000 plus accrued, but unpaid, interest. Pursuant to the Plan, the Company converted $100,000 of its loan into equity of the Debtor and received 1,000 shares of newly issued stock in the Debtor, which constituted 100% of the Debtor's issued and outstanding stock. The remaining $100,000 obligation would be paid over a period not to exceed five years. Arrangements satisfactory to the Debtor and the Company have been made for the Debtor's substantial compliance of its obligations to the Company under the Plan.

(3)        MANAGEMENT AND OPTION AGREEMENT

           On November 24, 1998, the Company entered into a management and option agreement with Hope Associates, LLC, (Hope Associates) a related party, whereby the Company will manage certain retail candy stores (Candy Candy Acquisition Corporation) belonging to Hope Associates, and in exchange grant to Hope Associates 500,000 common stock warrants at $1.25 per share expiring in November 2002. All managed stores have been closed.

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

           RETAIL ENTERTAINMENT GROUP, INC.

           Notes to Consolidated Financial Statements

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

           None of the Company's outstanding options or warrants has been exercised.

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

(7)        SUBSEQUENT EVENTS

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

           In November 1999, the Company converted $100,000 of shareholder debt to 80,000 shares of common stock at $1.25 per share. In addition the Company issued approximately 62,000 shares of common stock at $1.25 per share pursuant to private placements under Regulation D of U.S. Securities laws, primarily to Company Directors. The proceeds of approximately $77,500 were used to provide for working capital.

RETAIL ENTERTAINMENT GROUP, INC.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the enclosed consolidated financial statements and notes thereto appearing elsewhere in this report.

Results of Operations

THIRTEEN WEEKS ENDED APRIL 30, 2000 ("2000") COMPARED TO THE THIRTEEN WEEKS ENDED MAY 2, 1999 ("1999").

The Company began the process in the 1st quarter to close all of the candy retail stores. The Company has evaluated its' Business Plan and will focus on raising capital to acquire a retail operation. The Company has determined that the new concept, which it feels, will return the Company to profitability does not work with the current store size and format. As a result the Company has decided to close all of it's current stores both owned and managed and concentrate on raising the capital needed to acquire an existing retailer with stores that will meet the new company format. If a retailer is not available the Company plans on pursuing other retail locations, which it feels, will meet the store size for the new concept. Adequate reserves were established at year-end January 30, 2000 to account for the expenses from discontinued operations for 2000.

Selling, general and administrative expenses for 2000 were $233,366 versus $243,787 for 1999. The deduction in operating expenses was primarily due to reducing staff to concentrate on raising capital and pursuing the acquisition of a bulk candy retailer.

Liquidity and Capital Resources

The Company's working capital deficit was $2,502,974 at April 30, 2000 compared to a working capital deficit of $2,122,068 at May 2, 1999. The 2000 deficit was due to loans due to stockholders and affiliates of approximately $952,979, and current maturities of long term debt ($434,488). The current ratio was .02 to 1 in 2000 compared to .07 to 1 in 1999. The Company is seeking to raise additional capital through private placements, without such capital the Company does not have sufficient capital to continue to operate the business.

During the 2000 period, the Company had net cash used in operating activities of $243,901 primarily as a result of a net loss of $252,953 and approximately $169,168 as a direct result of decreased vendor support, increase in reserves.

The continuation of the business as a going concern will be contingent upon obtaining additional working capital and permanent capital as required and the ability to generate sufficient cash from operations and financing sources to meet obligations as they come due.

Part II    Other Information

Item 1.    Legal Proceedings

There have been no significant changes in the legal matters reported in the Company's Annual Report on form 10-KSB dated January 30, 2000.

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

No exhibits
None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

RETAIL ENTERTAINMENT GROUP, INC.
Dated: June 27, 2000



By: /s/ JOHN FITZGERALD
   ----------------------------------
        John (Jack) Fitzgerald
        President