Form 10QSB
period 2000-07-30
RETAIL ENTERTAINMENT GROUP INC
filed 2000-09-13
CIK 907435

Securities and Exchange Commission
                             Washington, D.C. 20549
                   FORM 10-QSB-Quarterly or Transition Report
                                   (Mark One)


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) of THE SECURITIES
             EXCHANGE ACT OF 1934

                  For the twenty-six weeks ended July 30, 2000

[ ]   TRANSITIONAL REPORT PURSUANT TO SECTION 13 or 15(d) of THE SECURITIES
             EXCHANGE ACT OF 1934
               For the transition period from _________ to _______

                         Commission file number 0-22638
                                                -------

                        RETAIL ENTERTAINMENT GROUP, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         New Jersey                                      22-3219281
-------------------------------            ------------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common stock as of the latest practicable date. Common Stock, $.01 par value- 2,658,764 shares outstanding as of August 15, 2000

                        RETAIL ENTERTAINMENT GROUP, INC.

                                      INDEX
                                                                           PAGE

Part I.      Financial Information

Item I.      Financial Statements

             Consolidated Balance Sheets- July 30, 2000 (Unaudited) and
                        January 31, 1999 (Audited)                          3

             Consolidated Statements of Operations (Unaudited) for the
                        Thirteen Weeks Ended May 1, 2000 and
                        July 30, 2000                                       4

             Consolidated Statements of Operations (Unaudited) for the
                        Twenty-six Weeks Ended January 31, 2000 and
                        July 30, 2000                                       5

             Consolidated Statements of Cash Flows (Unaudited) for the
                        Twenty-six Weeks Ended January 31, 2000 and
                        July 30, 2000                                       6

             Consolidated Statements of Stockholders' Equity (Unaudited)    7

             Notes to Consolidated Financial Statements - July 30, 2000     8

Item 2.      Management's Discussion and Analysis or Plan of Operation      12

Part II.     Other Information

Item 1.      Legal Proceedings                                              12

Item 5.      Other Information                                              12

Item 6.      Exhibits and Reports on Form 8-K                               12

Signatures                                                                  13

                        RETAIL ENTERTAINMENT GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                 July 30,      January 30,
                                                                                   2000            2000
                                                                                -----------    -----------
                                    ASSETS                                      (Unaudited)     (Audited)
                                    ------
Current Assets:
            Cash and cash equivalents                                           $    (6,332)   $    45,487
            Marketable securities                                                        --             --
            Accounts receivable, net of allowance for doubtful accounts
                       of $ 0 and $0 respectively                                        --          5,460
            Inventories, net of reserves of  $0 and $0 respectively                      --        101,499
            Prepaid expenses and other current assets                                    --         12,871
                                                                                -----------    -----------
                       Total Current Assets                                          (6,332)       165,317

Property and Equipment, net                                                          20,225         80,393
Reorganization Value in Excess of Amounts Allocated to Identifiable Assets               --             --
Other Assets                                                                            768          2,534
                                                                                -----------    -----------
                                                                                $    14,661    $   248,244
                                                                                ===========    ===========

                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------

Current Liabilities:
            Accounts payable and accrued liabilities                            $   529,456    $ 1,289,113
            Other liabilities, including reserves                                     2,097        (36,773)
            Loans due to stockholders and affiliates                              1,111,699        714,404
            Current maturities of long-term debt                                    257,824        320,641
                                                                                -----------    -----------
                       Total Current Liabilities                                  1,901,076      2,287,385
Long-Term Liabilities:
            Long-term debt                                                               --        785,698
            Liabilities subject to compromise                                            --             --
                                                                                -----------    -----------
                       Total Liabilities                                          1,901,076      3,073,083
                                                                                -----------    -----------

Stockholders' Equity (Deficit):
            Common stock, $.01 par value; authorized 6,000,000 shares, issued
                    and outstanding 2,423,764 shares                                 26,588         26,588
            Additional paid-in capital                                            3,246,512      3,246,512
            Accumulated deficit                                                  (5,159,515)    (6,097,939)
                                                                                -----------    -----------
                       Net Stockholders' Equity                                  (1,886,415)    (2,824,839)
                                                                                -----------    -----------
                                                                                $    14,661    $   248,244
                                                                                ===========    ===========


          See accompanying notes to consolidated financial statements.

                        RETAIL ENTERTAINMENT GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    Twenty-six     Twenty-six
                                                    Weeks Ended    Weeks Ended
                                                      July 30,      August 1,
                                                        2000           1999
                                                    -----------    -----------

Operating Revenues:
          Retail sales                              $        --    $        --
                    Total Revenue                            --             --
Costs and Expenses:
          Cost of sales                                      --             --
          Depreciation and amortization                   1,374         24,329
          Selling, general and administrative           478,188        428,705
                                                    -----------    -----------
                    Total Costs and Expenses            479,562        453,034
                                                    -----------    -----------

Profit (Loss) from Operations                          (479,562)      (453,034)

Other Income (Expense):
          Other Income                                  452,737         58,827
          Interest Expense                             (199,026)       (26,537)
          Loss on sale or abandonment                   140,101             --
                                                    -----------    -----------
                    Total Other Income (Expense)        393,812         32,290
                                                    -----------    -----------
Net Profit (Loss) before discontinued operations    $   (85,750)   $  (420,744)
                                                    ===========    ===========

Discontinued operations:
          Loss from discontinued operations         $ 1,024,176    $    20,115
                                                    -----------    -----------

          Net Gain(Loss)                            $   938,426    $  (400,629)
                                                    ===========    ===========


Net income (loss) per common share                        0.353         (0.163)
                                                    ===========    ===========

Weighted average number of common shares
   outstanding                                        2,658,764      2,457,264
                                                    ===========    ===========


          See accompanying notes to consolidated financial statements.

                        RETAIL ENTERTAINMENT GROUP, INC.
                      CONSOLIDATED STATEMENTS of OPERATIONS
                                   (Unaudited)


                                                      Thirteen       Thirteen
                                                     Weeks Ended    Weeks Ended
                                                      July 30,       August 1,
                                                        2000           1999
                                                     -----------    -----------

Operating Revenues:
           Retail sales                              $        --    $        --
                      Total Revenue                           --             --
Costs and Expenses:
           Cost of sales                                      --             --
           Depreciation and amortization                     343         12,164
           Selling, general and administrative           245,853        197,083
                                                     -----------    -----------
                      Total Costs and Expenses           246,196        209,247
                                                     -----------    -----------

Profit (Loss) from Operations                           (246,196)      (209,247)

Other Income (Expense):
           Other Income                                  452,737         25,932
           Interest Expense                             (179,439)        (9,000)
           Loss on sale or abandonment                   140,101             --
                                                     -----------    -----------
                      Total Other Income (Expense)       413,399         16,932
                                                     -----------    -----------
Net Profit (Loss) before discontinued operations     $   167,203    $  (192,315)
                                                     ===========    ===========

Discontinued operations:
           Gain/(Loss) from discontinued
                operations                           $ 1,024,176    $    (9,791)
                                                     -----------    -----------

           Net Gain(Loss)                            $ 1,191,379    $  (202,106)
                                                     ===========    ===========


Net income (loss) per common share                         0.448         (0.083)
                                                     ===========    ===========

Weighted average number of common shares
          outstanding                                  2,658,764      2,429,870
                                                     ===========    ===========


          See accompanying notes to consolidated financial statements.

                        RETAIL ENTERTAINMENT GROUP, INC.
                        CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)

                                                                                    Thirteen       Thirteen
                                                                                   Weeks Ended    Weeks Ended
                                                                                     July 30,       August 1,
                                                                                       2000           1999
                                                                                   -----------    -----------
Cash Flows From Operating Activities:
       Net Profit (Loss)                                                           $   938,426    $  (400,629)
       Adjustments to reconcile net loss to net cash used in operations
            Depreciation and amortization                                                1,374         61,577
            Write-off of organization costs                                                 --             --
            Loss on sale or abandonment of assets                                           --             --
            Gains from extinguishment of debt                                               --             --
            Gain on Disposal of Discontinued Operations                             (1,024,176)
            Loss on sale of Goal Post Distributors, Inc.
            Changes in operating assets and liabilities:
                 (Increase) in accounts receivable                                       5,460             --
                 Increase in marketable securities                                          --             --
                 Decrease (increase) in inventories                                    101,499        (41,876)
                 (Increase) in prepaid expenses and other current assets                12,871          5,133
                 (Decrease) increase in accounts payable and accrued liabilities      (521,672)       245,013
                 (Decrease) in reserves and other liabilities                           38,870        (32,961)
                 Increase (decrease) in trade and other miscellaneous claims                --
                 (Increase) in other working capital                                    (1,766)        77,481
                                                                                   -----------    -----------
                           Net cash used in operating activities                      (449,114)       (86,262)
                                                                                   -----------    -----------

Cash Flows From Investing Activities:
       Purchases of property and equipment                                                  --         12,141
       Acquisition deposit                                                                  --             --
                                                                                   -----------    -----------
                           Net cash used in investing activities                            --         12,141
                                                                                   -----------    -----------

Cash Flows From Financing Activities:
       Proceeds from issuance of stock in private placement                                 --         68,750
       Proceeds from loans from stockholders                                           397,295             --
       Issuance of new unsecured notes, net of discount                                     --             --
       Payments on loans from stockholders/debtors                                          --         (9,243)
       Conversion of convertible debt into stock                                            --             --
                                                                                   -----------    -----------
                           Net cash from financing activities                          397,295         59,507
                                                                                   -----------    -----------

Increase in cash and cash equivalents                                                  (51,819)       (14,614)

       Cash at beginning of period                                                      45,487         42,469
                                                                                   -----------    -----------
       Cash at end of period                                                       $    (6,332)   $    27,855
                                                                                   -----------    -----------

          See accompanying notes to consolidated financial statements.

                        RETAIL ENTERTAINMENT GROUP, INC.
                Consolidated Statements of Stockholders' Deficit


                                                Common Stock
                                          ------------------------
                                                           Par         Additional                       Net
                                          Number of       Value         Paid-In      Accumulated    Stockholders'
                                            Shares        Amount        Capital        Deficit        Deficit
                                          ---------    -----------    -----------    -----------    -----------
Balances at June 28, 1997                 2,423,764    $    24,238    $   575,612    $(1,293,636)   $  (693,786)

Conversion of debt into additional
 paid-in capital                                 --             --      2,000,000             --      2,000,000

Consideration received and retirement
of treasury shares                         (330,000)        (3,300)       (29,700)            --        (33,000)

Net loss                                         --             --             --     (3,605,833)    (3,605,833)
                                                                                     -----------    -----------

Balances at June 27, 1998                 2,093,764    $    20,938    $ 2,545,912    $(4,899,469)   $(2,332,619)
                                          =========    ===========    ===========    ===========    ===========

Issuance of common stock                    336,000          3,360        416,640             --        420,000

Net income                                       --             --             --        230,095        230,095
                                                                                     -----------    -----------

Balances at January 31, 1999              2,429,764    $    24,298    $ 2,962,552    $(4,669,374)   $(1,682,524)
                                          =========    ===========    ===========    ===========    ===========

Issuance of common stock                    229,000          2,290        283,960             --        286,250

Net income                                                                            (1,428,566)    (1,428,566)
                                                                                     -----------    -----------

Balance at January 30, 2000               2,658,764    $    26,588    $ 3,246,512    $(6,097,940)   $(2,824,840)
                                          =========    ===========    ===========    ===========    ===========

Issuance of common stock                         --             --             --             --             --

Net income                                                                               938,426        938,426
                                                                                     -----------    -----------

Balance at July 30, 2000                  2,658,764    $    26,588    $ 3,246,512    $(5,159,514)   $(1,886,414)
                                          =========    ===========    ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

         RETAIL ENTERTAINMENT GROUP, INC.
         Notes to Consolidated Financial Statements
         July 30, 2000

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)      PRINCIPAL BUSINESS ACTIVITY

         The principal business activity of Retail Entertainment Group, Inc. (Company) was the retail distribution of bulk candy. The Company in 2000 has closed all stores. Previously, the Company operated Starlog stores that included various science fiction and other products. During fiscal year 1998, the Company changed its name from Starlog Franchise Corporation to Retail Entertainment Group, Inc.

(b)      CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

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

(c)      DISCONTINUED OPERATIONS REPORTING

         CANDICO ENTERTAINMENT, INC.

         As of the twenty-six weeks ended July 30, 2000 the Company has closed all stores operating as Candico Entertainment, Inc. and as such Candico Entertainment, Inc. has become a none operating entity. The gain from discontinued operations in the accompanying consolidated statement of operations reflects the write-off of Candico Entertainment, Inc.

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

         RETAIL ENTERTAINMENT GROUP, INC.
         Notes to Consolidated Financial Statements

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

         RETAIL ENTERTAINMENT GROUP, INC.
         Notes to Consolidated Financial Statements

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

Results of Operations

TWENTY-SIX WEEKS ENDED JULY 30, 2000 ("2000") COMPARED TO THE
TWENTY-SIX WEEKS ENDED AUGUST 1, 1999 ("1999").

The Company began the process in the 1st quarter to close all of the candy retail stores, all stores were closed by the end of the 2nd quarter. The Company has evaluated its' Business Plan and will focus on raising capital to acquire a retail operation. The Company has determined that the new concept, which it feels, will return the Company to profitability does not work with the current store size and format. As a result the Company decided to close all of it's current stores both owned and managed and concentrate on raising the capital needed to acquire an existing retailer with stores that will meet the new company format. If a retailer is not available the Company plans on pursuing other retail locations, which it feels, will meet the store size for the new concept. Adequate reserves were established at year-end January 30, 2000 to account for the expenses from discontinued operations for 2000.


Liquidity and Capital Resources

The Company's working capital deficit was $1,886,415 at July 30, 2000 compared to a working capital deficit of $2,122,068 at January 30, 2000. The 2000 deficit was due to loans due to stockholders and affiliates of approximately $1,111,699, and other liabilities ($529,456). The current ratio was .02 to 1 in 2000 compared to .07 to 1 in 1999. The Company is seeking to raise additional capital through private placements, without such capital the Company does not have sufficient capital to continue to operate the business.

During the 2000 period, the Company had net cash used in operating activities of $449,114.

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


RETAIL ENTERTAINMENT GROUP, INC.
Dated: September 12, 2000




By: /s/ JOHN FITZGERALD
    ---------------------------
        John (Jack) Fitzgerald
        President