Form 10QSB
period 2000-10-29
RETAIL ENTERTAINMENT GROUP INC
filed 2000-12-20
CIK 907435

Securities and Exchange Commission
                             Washington, D.C. 20549
                   FORM 10-QSB-Quarterly or Transition Report

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) of THE SECURITIES EXCHANGE ACT OF 1934

                For the thirty-nine weeks ended October 29, 2000

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 or 15(d) of THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _________ to _______

                         Commission file number 0-22638

                        RETAIL ENTERTAINMENT GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

           New Jersey                                        22-3219281
-------------------------------                         -------------------
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

State the number of shares outstanding of each of the issuers classes of common stock as of the latest practicable date. Common Stock, $.01 par value- 3,103,694 shares outstanding as of December 15, 2000

                        RETAIL ENTERTAINMENT GROUP, INC.

                                      INDEX

                                                                           PAGE

Part I.  Financial Information

Item I.  Financial Statements

         Consolidated Balance Sheets- October 29, 2000
               (Unaudited) and January 31, 1999 (Audited)                    3

         Consolidated Statements of Operations (Unaudited)
               for the Thirteen Weeks Ended July 31, 2000
               and October 29, 2000                                          4

         Consolidated Statements of Operations (Unaudited)
               for the 5 Thirty-nine Weeks Ended January 31,
               2000 and October 29, 2000                                     5

         Consolidated Statements of Cash Flows (Unaudited)
               for the Thirty-nine Weeks Ended January 31,
               2000 and October 29, 2000 6                                   6

         Consolidated Statements of Stockholders' Equity
               (Unaudited)                                                   7

         Notes to Consolidated Financial Statements -
               October 29, 2000                                              8

Item 2.  Management's Discussion and Analysis or Plan of
               Operation                                                    11

Part II. Other Information

Item 1.  Legal Proceedings                                                  11
Item 5.  Other Information                                                  11
Item 6.  Exhibits and Reports on Form 8-K                                   11

Signatures                                                                  12

                        RETAIL ENTERTAINMENT GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                October 29, 2000    January 30, 2000
                                                                                ----------------    ----------------
                                ASSETS                                            (Unaudited)         (Audited)
-----------------------------------------------------------------------         ------------------------------------
Current Assets:
            Cash and cash equivalents                                           $         34,609    $         45,487
            Marketable securities                                                             --                  --
            Accounts receivable, net of allowance for doubtful accounts
                       of $ 0 and $0 respectively                                             --               5,460
            Inventories, net of reserves of  $0 and $0 respectively                           --             101,499
            Prepaid expenses and other current assets                                         --              12,871
                       Total Current Assets                                               34,609             165,317
                                                                                ------------------------------------
Property and Equipment, net                                                               20,225              80,393
Reorganization Value in Excess of Amounts Allocated to Identifiable Assets                    --                  --
Other Assets                                                                                 768               2,534
                                                                                ------------------------------------
                                                                                $         55,602    $        248,244
                                                                                ====================================

             LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
            Accounts payable and accrued liabilities                            $        578,406    $      1,289,113
            Other liabilities, including reserves                                          2,097             (36,773)
            Loans due to stockholders and affilities                                   1,129,695             714,404
            Current maturities of long-term debt                                         257,824             320,641
                                                                                ------------------------------------
                       Total Current Liabilities                                       1,968,022           2,287,385
Long-Term Liabilities:
            Long-term debt                                                                    --             785,698
            Liabilities subject to compromise                                                 --                  --
                                                                                ------------------------------------
                       Total Liabilities                                               1,968,022           3,073,083
                                                                                ------------------------------------
Stockholders' Equity (Deficit):
            Common stock, $.01 par value; authorized 6,000,000 shares, issued
                       and outstanding 2,423,764 shares                                   31,037              26,588
            Additional paid-in capital                                                 3,339,947           3,246,512
            Accumulated deficit                                                       (5,283,404)         (6,097,939)
                                                                                ------------------------------------
                       Net Stockholders' Equity                                       (1,912,420)         (2,824,839)
                                                                                ------------------------------------
                                                                                $         55,602    $        248,244
                                                                                ====================================

          See accompanying notes to consolidated financial statements.

                        RETAIL ENTERTAINMENT GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Thirty-nine Weeks   Thirty-nine Weeks
                                                            Ended                Ended
                                                       October 29, 2000     October 31, 1999
                                                       -----------------    -----------------
Operating Revenues:
          Retail sales                                 $              --    $       1,774,430
                    Total Revenue                                     --            1,774,430
Costs and Expenses:
          Cost of sales                                               --              578,636
          Depreciation and amortization                            1,374               80,202
          Selling, general and administrative                    602,092            1,721,064
                                                       --------------------------------------
                    Total Costs and Expenses                     603,466            2,379,902
                                                       --------------------------------------
Profit (Loss) from Operations                                   (603,466)            (605,472)

Other Income (Expense):
          Other Income                                           452,752               79,226
          Interest Expense                                      (199,026)             (44,957)
          Loss on sale or abandonment                            140,101                   --
                                                       --------------------------------------
                    Total Other Income (Expense)                 393,827               34,269
                                                       --------------------------------------
Net Profit (Loss) before discontinued operations       $        (209,639)   $        (571,203)
                                                       ======================================

Discontinued operations:
          Loss from discontinued operations            $       1,024,176    $          20,115

                                                       --------------------------------------
          Net Gain (Loss)                              $         814,537    $        (551,088)
                                                       ======================================

Net income (loss) per common share                                 0.295               (0.223)
                                                       ======================================
Weighted average number of common shares outstanding           2,757,517            2,467,931
                                                       ======================================

          See accompanying notes to consolidated financial statements.

                        RETAIL ENTERTAINMENT GROUP, INC.
                      CONSOLIDATED STATEMENTS of OPERATIONS
                                   (Unaudited)

                                                       Thirty-nine Weeks   Thirty-nine Weeks
                                                            Ended                Ended
                                                       October 29, 2000     October 31, 1999
                                                       -----------------    -----------------
Operating Revenues:
           Retail sales                                $              --    $         488,264
                      Total Revenue                                   --              488,264
Costs and Expenses:
           Cost of sales                                              --              158,364
           Depreciation and amortization                              --               18,624
           Selling, general and administrative                   123,904              483,829
                                                       --------------------------------------
                      Total Costs and Expenses                   123,904              660,817
                                                       --------------------------------------
Profit (Loss) from Operations                                   (123,904)            (172,553)

Other Income (Expense):
           Other Income                                               15               20,399
           Interest Expense                                           --              (18,420)
           Loss on sale or abandonment                                --                   --
                                                       --------------------------------------
                      Total Other Income (Expense)                    15                1,979
                                                       --------------------------------------
Net Profit (Loss) before discontinued operations       $        (123,889)   $        (170,574)
                                                       ======================================
Discontinued operations:
           Gain/(Loss) from discontinued operations    $              --    $              --

                                                       --------------------------------------
           Net Gain (Loss)                             $        (123,889)   $        (170,574)
                                                       ======================================

Net income (loss) per common share                                (0.042)              (0.070)
                                                       ======================================

Weighted average number of common shares outstanding           2,955,024            2,429,870
                                                       ======================================

          See accompanying notes to consolidated financial statements.

                        RETAIL ENTERTAINMENT GROUP, INC.
                        CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)

                                                                                   Thirty-nine Weeks   Thirty-nine Weeks
                                                                                        Ended                Ended
                                                                                   October 29, 2000     October 31, 1999
                                                                                   -----------------    -----------------
Cash Flows From Operating Activities:
       Net Profit (Loss)                                                           $         814,537    $        (571,203)
       Adjustments to reconcile net loss to net cash used in operations
            Depreciation and amortization                                                      1,374               80,202
            Write-off of organization costs                                                       --                   --
            Loss on sale or abandonment of assets                                                 --                   --
            Gains from extinguishment of debt                                                     --                   --
            Gain on Disposal of Discontinued Operations                                   (1,024,176)
            Loss on sale of Goal Post Distributors, Inc.
            Changes in operating assets and liabilities:
                 (Increase) in accounts receivable                                             5,460                   --
                 Increase in marketable securities                                                --                   --
                 Decrease (increase) in inventories                                          101,499               (8,780)
                 (Increase) in prepaid expenses and other current assets                      12,871                6,434
                 (Decrease) increase in accounts payable and accrued liabilities            (469,605)             395,316
                 (Decrease) in reserves and other liabilities                                (23,947)             (64,103)
                 Increase (decrease) in trade and other miscellaneous claims                      --
                 (Increase) in other working capital                                          61,934              (69,157)
                                                                                   --------------------------------------
                           Net cash used in operating activities                            (520,053)            (231,291)
                                                                                   --------------------------------------
Cash Flows From Investing Activities:
       Purchases of property and equipment                                                        --              (21,361)
       Acquisition deposit                                                                        --                   --
                                                                                   --------------------------------------
                           Net cash used in investing activities                                  --              (21,361)
                                                                                   --------------------------------------
Cash Flows From Financing Activities:
       Proceeds from issuance of stock in private placement                                   93,884              108,750
       Proceeds from loans from stockholders                                                 415,291              156,316
       Issuance of new unsecured notes, net of discount                                           --                   --
       Payments on loans from stockholders/debtors                                                --                   --
       Conversion of convertible debt into stock                                                  --                   --
                                                                                   --------------------------------------
                           Net cash from financing activities                                509,175              265,066
                                                                                   --------------------------------------
Increase in cash and cash equivalents                                                        (10,878)              12,414

       Cash at beginning of period                                                            45,487               60,132
                                                                                   --------------------------------------
       Cash at end of period                                                       $          34,609    $          72,546
                                                                                   --------------------------------------

          See accompanying notes to consolidated financial statements.

                        RETAIL ENTERTAINMENT GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                 COMMON STOCK
                                        ------------------------------
                                                              Par          Additional                            Net
                                          Number of          Value          Paid-In         Accumulated     Stockholders'
                                            Shares           Amount         Capital           Deficit          Deficit
                                        -------------    -------------    -------------    -------------    -------------
Balances at June 28, 1997                   2,423,764    $      24,238    $     575,612    $  (1,293,636)   $    (693,786)

Conversion of debt into additional
 paid-in capital                                   --               --        2,000,000               --        2,000,000

Consideration received and retirement
of treasury shares                           (330,000)          (3,300)         (29,700)              --          (33,000)
Net loss                                           --               --               --       (3,605,833)      (3,605,833)
                                                                                           -------------    -------------
Balances at June 27, 1998                   2,093,764    $      20,938    $   2,545,912    $  (4,899,469)   $  (2,332,619)
                                        =================================================================================

Issuance of common stock                      336,000            3,360          416,640               --          420,000

Net income                                         --               --               --          230,095          230,095
                                                                                           -------------    -------------
Balances at January 31, 1999                2,429,764    $      24,298    $   2,962,552    $  (4,669,374)   $  (1,682,524)
                                        =================================================================================

Issuance of common stock                      229,000            2,290          283,960               --          286,250
Net income                                 (1,428,566)      (1,428,566)
                                                                                           -------------    -------------
Balance at January 30, 2000                 2,658,764    $      26,588    $   3,246,512    $  (6,097,940)   $  (2,824,840)
                                        =================================================================================

Issuance of common stock                      444,930            4,449           93,435               --           97,884

Net income                                                                                       814,535          814,535
                                                                                           -------------    -------------
SBalance at October 29, 2000                 3,103,694    $      31,037    $   3,339,947    $  (5,283,405)   $  (1,912,421)
                                        =================================================================================

          See accompanying notes to consolidated financial statements.

            RETAIL ENTERTAINMENT GROUP, INC.
            Notes to Consolidated Financial
            Statements October 29, 2000

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

(c)         DISCONTINUED OPERATIONS REPORTING

            CANDICO ENTERTAINMENT, INC.

            As of the thirty-nine weeks ended October 29, 2000 the Company has closed all stores operating as Candico Entertainment, Inc. and as such Candico Entertainment, Inc. has become a none operating entity. The gain from discontinued operations in the accompanying consolidated statement of operations reflects the write-off of Candico Entertainment, Inc.

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

            RETAIL ENTERTAINMENT GROUP, INC.
            Notes to Consolidated Financial Statements

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

(6)         GOING CONCERN

            As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations. These losses have contributed to the Company's working capital deficiency and resulting cash flow problems that raise substantial doubt about its ability to continue as a going concern. The Company has raised cash through various debt financing from affiliates, however, its ability to continue as a going concern will require the attainment of profitable operations for extended periods, conversion of debt into permanent equity or obtaining additional permanent equity. The Company is currently pursuing various debt and equity opportunities.

(7)         SUBSEQUENT EVENTS

            NONE

RETAIL ENTERTAINMENT GROUP, INC.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the enclosed consolidated financial statements and notes thereto appearing elsewhere in this report.

Results of Operations

THIRTY-NINE WEEKS ENDED OCTOBER 29, 2000 ("2000") COMPARED TO THE THIRTY-NINE WEEKS ENDED OCTOBER 31, 1999 ("1999").

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

Liquidity and Capital Resources

The Company's working capital deficit was $1,933,413 at October 29, 2000 compared to a working capital deficit of $2,122,068 at January 30, 2000. The 2000 deficit was due to loans due to stockholders and affiliates of approximately $1,129,695, and other liabilities ($838,327). The current ratio was .02 to 1 in 2000 compared to .07 to 1 in 1999. The Company is seeking to raise additional capital through private placements, without such capital the Company does not have sufficient capital to continue to operate the business.

During the 2000 period, the Company had net cash used in operating activities of $520,053.

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

RETAIL ENTERTAINMENT GROUP, INC.
Dated: December 18, 2000




By:  /s/ JOHN FITZGERALD
     ----------------------
     John (Jack) Fitzgerald
     President